Form 10-Q
period 2018-06-30
Royale Energy, Inc.
filed 2018-08-20
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018	Commission File No. 000-55912

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At August 15, 2018, a total of 48,400,371 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets
Cash	$6,673,603	$3,338,693
Other Receivables, net	2,786,227	764,015
Revenue Receivables	568,086	106,007
Receivable from Affiliate	1,389,289	-
Prepaid Expenses	281,502	149,367

Total Current Assets	11,698,707	4,358,082

Investment in Joint Venture	5,565,736	-
Other Assets	517,714	511,120

Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	7,585,674	1,302,242

Total Assets	$25,367,831	$6,171,444

See notes to unaudited consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$6,267,702	$4,638,879
Royalties Payable	1,676,865	-
Cash Advances on Pending Transactions	-	1,580,000
Dividends Payable	233,494	-
Deferred Drilling Obligation	8,654,398	5,891,898

Total Current Liabilities	16,832,459	12,110,777

Noncurrent Liabilities:
Accrued Liabilities – Long Term	1,478,385	-
Accrued Unpaid Guaranteed Payments	1,616,205	-
Asset Retirement Obligation	1,931,263	1,000,908
Total Noncurrent Liabilities	5,025,853	1,000,908

Total Liabilities	21,858,312	13,111,685

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized, 2,012,400 shares issued and outstanding at June 30, 2018	20,124,000	-
Common Stock, No Par Value, 30,000,000 Shares Authorized 21,850,185 shares issued and outstanding at December 31, 2017		41,265,449
Common Stock, .001 Par Value, 280,000,000 Shares Authorized 48,400,371 shares issued and outstanding at June 30, 2018	48,400	-
Additional Paid in Capital	52,550,617
Accumulated Deficit	(69,213,498)	(48,205,690)

Total Stockholders’ Equity (Deficit)	3,509,519	(6,940,241)

Total Liabilities and Stockholders’ Equity (Deficit)	$25,367,831	$6,171,444

See notes to unaudited consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Sale of Oil and Gas	$281,929	$163,706	$953,131	$351,049
Supervisory Fees, Service Agreement and Other	512,430	81,802	564,400	168,857

Total Revenues	794,359	245,508	1,517,531	519,906

Costs and Expenses:
Lease Operating	499,170	123,832	766,818	230,453
Lease Impairment	-	99,468	-	136,837
Well Equipment Write Down	9,790	-	9,790	6,000
General and Administrative	608,273	450,042	1,467,630	1,015,028
Legal and Accounting	364,580	188,989	1,077,302	668,283
Marketing	55,210	108,084	123,693	162,232
Depreciation, Depletion and Amortization	102,230	43,464	275,946	90,304

Total Costs and Expenses	1,639,253	1,013,879	3,721,179	2,309,137

Gain (Loss) on Turnkey Drilling	-	878,533	-	878,533

Income (Loss) From Operations	(844,894)	110,162	(2,203,648)	(910,698)
Other Income (Loss):
Interest Expense	-	(39,500)	(169,829)	(79,412)
Gain on Settlement of Accounts Payable	46,218	-	46,218	73,128
Loss on Sale of Assets	(16,217,673)	-	(16,217,673)	-
Loss on Investment in Joint Venture	(684,264)	-	(684,264)	-
Loss on Derivative Instruments	-	-	(105,130)	-
Loss on Issuance of Warrants	(1,439,990)	-	(1,439,990)	-
Income (Loss) Before Income Tax Expense	(19,140,603)	70,662	(20,774,316)	(916,982)

Net Income (Loss)	$(19,140,603)	$70,662	$(20,774,316)	$(916,982)

Basic Earnings (Loss) Per Share	$(0.40)	$0.00	$(0.52)	$(0.04)

Diluted Earnings (Loss) Per Share	$(0.40)	$0.00	$(0.52)	$(0.04)

See notes to unaudited financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(20,774,316)	$(916,982)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	275,946	90,304
Lease Impairment	-	136,837
Loss on Sale of Assets	16,217,673	-
Gain on Turnkey Drilling Programs	-	(878,533)
Gain on Settlement of Accounts Payable	(46,218)	(73,128)
Loss on Investment in Joint Venture	684,264	-
Loss on Issuance of Warrants	1,439,990	-
Well Equipment Write Down	9,790	6,000
Loss on Derivative Instruments	105,130	-
Debt Issuance Costs Amortization	144,186	-
(Increase) Decrease in:
Other & Revenue Receivables	319,805	39,323
Prepaid Expenses and Other Assets	(9,634)	(578,743)
Due from Affiliate	(1,083,520)	-
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	1,757,760	1,025,590
Royalties Payable	(301,220)	-
Other Liabilities	50,415	-

Net Cash Used in Operating Activities	(1,209,949)	(1,149,332)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(36,008)	(1,053,442)
Proceeds from Turnkey Drilling Programs	2,762,500	1,425,000
Proceeds from Sale of Assets, net	3,444,482	-
Cash Acquired in Merger	548,805	-

Net Cash Provided by Investing Activities	6,719,779	371,558

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(274,920)	-
Cash Advances on Pending Transactions Settlement	(1,900,000)	-

Net Cash Used by Financing Activities	(2,174,920)	-

Net Increase (Decrease) in Cash and Cash Equivalents	3,334,910	(777,774)

Cash at Beginning of Period	3,338,693	4,994,598

Cash at End of Period	$6,673,603	$4,216,824

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$164,829	$412
Cash Paid for Taxes	$2,400	$1,539

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Issuance of Common Stock in Acquisition	$9,546,068	$-
Issuance of Convertible Preferred Stock, Series B, in Acquisition	$20,124,000	$-
Issuance of Warrants in Joint Venture	$1,440,000	$-
Issuance of Common Stock for Cash Advances and Interest	$347,500	$-
Asset Retirement Obligation Addition	$-	$30,000
Issuance of Common Stock for Accrued Compensation Expense	$-	$347,500

See notes to unaudited consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.  The results of operations for the six month period are not, in management’s opinion, indicative of the results to be expected for a full year of operations.  It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report.

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
$53,839,598

In accordance with FASB Topic ASC 805, the following unaudited supplemental pro forma condensed results of operations present combined information as though the business combination had been completed as of January 1, 2018. The unaudited supplemental pro forma financial information was derived from the historical revenues and direct operating expenses of Royale Energy, Inc. and Matrix Oil Management Corporation and its affiliates. These unaudited supplemental pro forma results of operations for the consolidated companies as of March 31, 2017, are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the consolidated company for the periods presented or that may be achieved by the consolidated company in the future.

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

Formation of RMX and Asset Contribution

On April 13, 2018, Royale Energy, Inc., and two of Royale’s subsidiaries, Royale Energy Funds, Inc. and Matrix Oil Management Corporation (the “Royale Entities”) completed  the Subscription and Contribution Agreement (“Contribution Agreement”), in which the Royale Entities and CIC RMX LP (“CIC”) entered into the Contribution Agreement and certain other agreements providing that the Royale Entities would contribute certain assets to RMX Resources, LLC (“RMX”), a newly formed Texas limited liability company. In exchange for its contributed assets, Royale received a 20% equity interest in RMX, an equity performance incentive interest and up to $20.0 million to pay off Royale Entities senior lender, Arena Limited SPV, LLC., in full, and to pay Royale Entities trade payables and other outstanding obligations. CIC contributed an aggregate of $25.0 million in cash to RMX in exchange for (i) an 80% equity interest in RMX with preferred distributions until certain thresholds are met, (ii) a warrant (“Warrant”) to acquire up to 4,000,000 shares of Royale’s common stock at an exercise price of $.01 per share and registration rights pursuant to a Registration Rights Agreement.

The Contribution Agreement was completed in a two-step closing and funding, with the First Closing consummated on April 4, 2018 and the Second Closing consummated on April 13, 2018 with the Royale Entities. In connection with the Second Closing, the parties entered into a letter agreement related to the preliminary Settlement Statement process.  The parties agreed that, in lieu of the payment originally contemplated under Section 1.6(v) of the Contribution Agreement, the Royale Entities would receive the sum of $4,000,000, subject to adjustment. The $4,000,000 delivered at the Second Closing was an advance against amounts due the Royale Entities as Purchase Price, and the advance was subject to further adjustment in accordance with the Contribution Agreement.

RMX has two classes of stock and a six-member board of directors. Royale has two seats on the board giving it a third of the Board.  Royale has designated Michael McCaskey and Johnny Jordan as its members of the RMX board.  The return targets for CIC through its funding of RMX provide for a “waterfall” style return profile with the first distributions going to CIC until certain return thresholds are achieved.

As part of the formation of the joint venture, Royale contributed Matrix Oil Corporation (“MOC”) to RMX. MOC has the permits and licenses to operating oil and gas properties in California. It was the operating entity for the Matrix group of companies that were acquired on February 28, 2018, see NOTE 1 – Merger with Matrix Oil Management Corporation above. This allows the RMX joint venture to be the operator of record for the contributed assets.

Royale will account for its ownership interest in RMX following the equity method of accounting. By agreement, Royale has an initial equity value of $6.25 million or 20% of the total equity of the joint venture with CIC having an initial equity value of $25.0 million or 80% of the total equity of the joint venture.

The Royale Entities contributed 100% of the Sansinena Field, 100% of the Sempra Field, 50% of the Bellevue Field, 100% of the Whittier Main Field, and 50% of the Whittier Field. The result of the transfer of oil and gas properties and surface rights for cash as described above and a 20 percent working interest in RMX resulted in Royale recording a loss of approximately $16.2 million. The contribution by Royale of warrants to acquire 4,000,000 shares of Royale common stock caused Royale to record a loss of approximately $1.44 million. In addition, the Contribution Agreement called for an effective date of the property transfer of February 28, 2018 which required a purchase price adjustment of approximately $334,000 in the form of a cash contribution to RMX and an increase in the loss on the sale. The transfer of MOC to RMX as the operating company provided an amount due Royale of approximately $640,000, which was recorded as a due from affiliate during the period in 2018.

The RMX joint venture has a senior revolving loan facility with Legacy Bank Texas. RMX initially drew down on the line of credit in the amount of $12.5 million to complete the acquisition of the Royale Entities. The borrowing base of the facility is $17.5 million with $5.0 million remaining undrawn at June 30, 2018.

As part of the joint venture, RMX entered into a Master Service Agreement “MSA” calling for Royale Energy to provide land, engineering and support services for the joint venture.  For these services, Royale will receive $180,000 per month for the first year, renewable after one year at a reduced rate of $150,000 per month and subject to termination on 90 days notice.  These amounts are included in Supervisory Fees, Service Agreement and Other.

Listed below is the summarized information required under Rule 3-09 of regulation S-X, Article 10 for Royale’s investment in RMX:

	RMX Resources, LLC at June 30, 2018	Royale Energy, Inc. Share at June 30, 2018

Revenues for the three months ended June 30, 2018	$(2,480,630)	$(496,126)
Gross Profit	1,175,286	235,057
Income (Loss) from Continuing Operations	(1,073,230)	(214,646)
Net Income (Loss)	$(3,421,321)	$(684,264)

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

Liquidity and Going Concern

The primary sources of liquidity have historically been issuances of common stock and operations. We believe that the completion of the Merger with Matrix and the Contribution Agreement with CIC, which created RMX, will enable us to return to positive cash flow.  There is some doubt about the company’s ability to meet liquidity demands, and we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, and the sale of oil and natural gas property participation interest.

The Company’s consolidated financial statements reflect an accumulated deficit of $69,213,498, a working capital deficiency of $5,133,752 and a stockholders’ equity of $3,509,519. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans to alleviate the going concern include the completion of the second step of the merger with Matrix and additional financing through issuances of common stock and the reduction of overhead costs as more fully outlined below.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the six months ended June 30, 2017, impairment losses of $136,837 were recorded on various capitalized lease and land costs that were no longer viable. During the same period in 2018, no impairment losses were recorded.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At June 30, 2018 and December 31, 2017, Royale Energy had Deferred Drilling Obligations of $8,654,398 and $5,891,898, respectively.

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

Other Receivables

Our other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At June 30, 2018 and December 31, 2017, the Company established an allowance for uncollectable accounts of $1,965,076 and $1,975,660, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

Revenue Receivables

Our revenue receivables consist of receivables related to the sale of our natural gas and oil.  Once a production month is completed we receive payment approximately 15 to 30 days later.

Receivable from Affiliate

Our receivable from affiliate consists of receivables related to the transactions between Royale Energy and RMX Resources, LLC and its subsidiary, MOC.

Other Assets

Our other assets consist of long term cash deposits or bank certificates of deposit required by county government agencies or other companies mainly due to Royale’s well operations.

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

At June 30, 2018 and December 31, 2017, Royale Energy did not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Accounts Payable and Accrued Expenses

At June 30, 2018, the components of accounts payable and accrued expenses consisted of $3,596,131 in trade accounts payable due to various vendors, $1,967,318 in payables and accruals related to direct working interest investors revenues and operating costs, $269,099 in accrued expenses related to current drilling efforts, $24,387 due to affiliates, $244,311 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $117,676 for employee related taxes and accruals, $34,059 in deferred rent and $14,723 in federal and state income taxes payable.  At December 31, 2017, the components of accounts payable and accrued expenses consisted of $2,392,755 in trade accounts payable due to various vendors, $688,002 in payables and accruals related to direct working interest investors revenues and operating costs, $483,734 in accrued expenses related to current drilling efforts, $438,667 in legal settlement payables related to Cash Advances on Pending Transactions, $266,110 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $93,619 for employee related taxes and accruals, $223,833 related to interest payable on cash advances on pending transactions, $35,036 in deferred rent and $17,123 in federal and state income taxes payable.

Secured Term Debt

Prior to the Merger, Matrix had an outstanding term loan agreement with Arena Limited SPV, LLC (Term Loan) for approximately $12.4 million. The original maturity date of the Term Loan was June 15, 2018, it was secured by the assets of Matrix, and contained financial covenants commencing June 30, 2016 and thereafter, as defined in the term loan agreement. The Term Loan was repaid in full in April 2018 in connection with the Contribution Agreement with CIC.  The Company recognized $164,401 in interest expense for the period ended June 30, 2018.

Cash Advances on Pending Transactions

In July 2016, we received a cash investment of $1,580,000 from two investors to purchase convertible promissory notes of $1,280,000 and $300,000, with a conversion price of $0.40 per share, with warrants to purchase one share of common stock for every three shares of common stock issuable upon conversion of the notes.  The funds from these transactions were used to continue drilling activities, fund expenses incurred in connection with the completion of Royale Energy’s merger with Matrix Oil Corporation and for general corporate purposes.  The notes originally matured on August 2, 2017, one year from the date of issuance, and carried a 10% interest rate, with a default rate of 25%.  Shortly before completion of the Merger, the $300,000 note and interest of $47,500 was converted into 750,000 shares of Royale common stock valued at $347,500, and Royale agreed to a cash settlement with the holder of the $1,280,000 note for $1,900,000, which was paid in full on April 13, 2018.

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

Fair Values – Recurring

The Company’s derivative contracts are carried at fair value under ASC Topic 820. The fair value is based upon independently sourced market parameters. The fair value is estimated using forward-looking price curves and discounted cash flows that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. At June 30, 2018, the Company did not have any derivative contracts.

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

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2018:

ASU 2018-05: Income Taxes (Topic 740) – In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to add various SEC paragraphs pursuant to the issuance of SAB 118 to ASC 740. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the TCJA. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements, but the adoption is not expected to have a significant impact on the Company’s financial statements.

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

NOTE 2 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(19,140,603)	$(19,140,603)	$70,662	$70,662
Less: Preferred Stock Dividend	233,494	233,494	--	-
Net Income (Loss) Attributable to Common Shareholders	(19,374,097)	(19,374,097)	70,662	70,662
Weighted average common shares outstanding	48,400,371	48,400,371	21,825,770	21,825,770
Effect of dilutive securities	--	-	--	-
Weighted average common shares, including Dilutive effect	48,400,371	48,400,371	21,825,770	21,825,770
Per share:
Net Income (Loss)	$(0.40)	$(0.40)	$0.00	$0.00

	Six Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Net Loss	$(20,774,316)	$(20,774,316)	$(916,982)	$(916,982)
Less: Preferred Stock Dividend	233,494	233,494	-	-
Net Loss Attributable to Common Shareholders	(21,007,810)	(21,007,810)	70,662	70,662
Weighted average common shares outstanding	39,745,890	39,745,890	21,825,770	21,825,770
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	39,745,890	39,745,890	21,825,770	21,825,770
Per share:
Net Loss	$(0.52)	$(0.52)	$(0.04)	$(0.04)

For the three and six month period ended June 30, 2018, Royale Energy had dilutive securities of 23,509,917 and 15,266,074, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Oil and Gas
Producing properties, including drilling costs	$9,581,245	$3,755,705
Undeveloped properties	11,817	1,435
Lease and well equipment	4,183,075	4,119,802
	13,776,137	7,876,942

Accumulated depletion, depreciation & amortization	(6,701,568)	(6,582,648)
	7,074,569	1,294,294
Commercial and Other
Land	501,375	-
Vehicles	40,061	40,061
Furniture and equipment	1,096,139	1,092,926
	1,637,575	1,132,987

Accumulated depreciation	(1,126,470)	(1,125,039)
	511,105	7,948
	$7,585,674	$1,302,242

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

The calculation below does not consider the tax basis of the assets acquired through the merger with Matrix Oil Management Corporation as discussed in Note 1 above.  The calculation only considers the book basis of assets acquired.  Therefore, the Company cannot say with certainty that the projected tax losses shown below will be fully realized.  The Company has initiated steps to resolve this issue in the near future as further described in Item 4. – Controls and Procedures.  At this time, the Company cannot say whether it will be filing as a tax group or maintain a separate filing status.  Further, the Company has not fully identified the amount of tax carryforward balances, deferred taxes and tax basis of reported assets resulting from the merger with Matrix Oil Company.

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at June 30, 2018 and 2017, respectively, to pretax income is as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Tax benefit computed at statutory rate of 21% and 34% at June 30, 2018 and 2017, respectively	$(4,362,606)	$(311,774)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	624	205
Change in valuation allowance	4,361,982	311,569
Provision (benefit)	$-	$-

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

Contribution Agreement with RMX Resources, LLC

In April 2018, Royale Energy consummated a Subscription and Contribution Agreement with RMX Resources, LLC, and CIC RMX LP, as described in Note 1 to the Unaudited Financial Statement, and our Current Reports on Form 8-K filed with the SEC on April 4, 2018, and April 13, 2018.

Going Concern

At June 30, 2018, the Company has an accumulated deficit of $69,213,498, a working capital deficiency of $5,133,752 and a stockholders’ equity of $3,509,519. As a result, our financial statements include a “going concern qualification” reflecting substantial doubt as to our ability to continue as a going concern.  We have merged with Matrix to increase efficiency and reduce costs to both companies, thereby allowing a return to positive cash flow.  We have also entered into a joint venture with RMX which provided additional liquidity as further described in Note 1.  We are exploring commitments to provide additional financing, but there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2018 drilling budget and to support future operations.

Results of Operations

The merger between Royale Energy and Matrix Oil Management was completed during the first quarter of 2018.  For the period in 2018, the consolidated amounts represented here are for the six month period for Royale Energy, Inc. and the four month period for Matrix Oil Management and its subsidiaries.

For the six months ended June 30, 2018, we had a net loss of $20,774,316 compared to the net loss of $916,982 during the first six months of 2017.  Our net loss for the second quarter of 2018 was $19,140,603, of which our loss from operations in the second quarter of 2018 was $844,894, versus net income from operations of $110,162 in the second quarter of 2017.  The components of the remaining $18,295,709 net loss for the second quarter of 2018 were:

Gain on Settlement of Accounts Payable	$46,218
Loss on Sale of Assets	(16,217,673)
Loss on Investment in Joint Venture	(684,264)
Loss on Issuance of Warrants	(1,439,990)
Total Other Loss	$(18,295,709)

The loss on sale of assets of $16,217,673 was recorded upon the transfer of oil and gas properties to RMX and surface rights in exchange for cash and a 20 percent working interest in RMX under the Contribution Agreement. Under the Contribution Agreement, we also issued warrants to acquire 4,000,000 shares of Royale common stock and recorded a loss of $1,439,990.  The loss on investment in joint venture of $684,264 represents Royale’s share of RMX’s net loss from operations in the second quarter of 2018.    See Note 1 – Formation of RMX and Asset Contribution.

Total revenues for the first half of 2018 were $1,517,531, an increase of $997,625 or 191.9% from the total revenues of $519,906 during the same period in 2017.

During the first six months of 2018, revenues from oil and gas production increased $602,082 or 171.5% to $953,131 from the 2017 first half revenues of $351,049.  This increase was due to higher production volumes associated with the merger.  The net sales volume of oil and condensate for the six months ended June 30, 2018, was approximately 12,345 barrels with an average price of $64.75 per barrel, versus 90 barrels with an average price of $46.03 per barrel for the first half of 2017.  This represents an increase in net sales volume of 12,255 barrels. The net sales volume of natural gas for the six months ended June 30, 2018, was approximately 62,385 Mcf with an average price of $2.41 per Mcf, versus 117,475 Mcf with an average price of $2.95 per Mcf for the same period in 2017.  This represents a decrease in net sales volume of 55,090 Mcf or 46.9%.  The decrease in natural gas production volume was due to several of our operated wells being offline during the period in 2018 due to new pipeline equipment requirements by Pacific Gas & Electric and to the natural declines of our remaining wells. For the quarter ended June 30, 2018, revenues from oil and gas production increased $118,223 or 72.2% to $281,929 from the 2017 second quarter revenues of $163,706.  This increase was also due to higher production volumes associated with the merger.  The net sales volume of oil and condensate for the quarter ended June 30, 2018, was approximately 3,036 barrels with an average price of $70.89 per barrel, versus 45 barrels with an average price of $45.54 per barrel for the second quarter of 2017.  This represents an increase in net sales volume of 2,991 barrels for the quarter in 2018. The net sales volume of natural gas for the quarter ended June 30, 2018, was approximately 29,221 Mcf with an average price of $2.23 per Mcf, versus 58,287 Mcf with an average price of $2.77 per Mcf for the second quarter of 2017.  This represents a decrease in net sales volume of 29,066 Mcf or 49.9% for the quarter in 2018.

Oil and natural gas lease operating expenses increased by $536,365 or 232.7%, to $766,818 for the six months ended June 30, 2018, from $230,453 for the same period in 2017.  For the second quarter in 2018, lease operating expenses increased $375,338 or 303.1% from the same quarter in 2017. These were both higher due to the increase in the number of wells operated by the Company during the period in 2018, related to the merger.

The aggregate of supervisory fees and other income was $564,400 for six months ended June 30, 2018, an increase of $395,543 or 234.3% from $168,857 during the same period in 2017.  During the second quarter 2018, supervisory fees and other income increased $430,628 or 526.4% when compared to the quarter in 2017.  These increases were mainly due to the receipt of service agreement fees through an arrangement with RMX Resources, LLC.

Depreciation, depletion and amortization expense increased to $275,946 from $90,304, an increase of $185,642 or 205.6% for the six months ended June 30, 2018, as compared to the same period in 2017. During the second quarter 2018, depreciation, depletion and amortization expenses increased $58,766 or 135.2%.  The depletion rate is calculated using production as a percentage of reserves.  This increase in depreciation expense was due to the increase in the number of wells and related equipment operated by the Company as a result of the merger consolidation.

General and administrative expenses increased by $452,602 or 44.6% from $1,015,028 for the six months ended June 30, 2017, to $1,467,630 for the same period in 2018. For the second quarter 2018, general and administrative expenses increased $158,231 or 35.2% when compared to the same period in 2017. These increases were primarily due mainly to merger related increases in employee costs and outside consulting.  Marketing expense for the six months ended June 30, 2018, decreased $38,539, or 23.8%, to $123,693, compared to $162,232 for the same period in 2017.  For the second quarter 2018, marketing expenses decreased $52,874 or 48.9% when compared to the second quarter in 2017. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $1,077,302 for the six month period in 2018, compared to $668,283 for the same period in 2017, a $409,019 or 61.2% increase.  For the second quarter 2018, legal and accounting expenses increased $175,591 or 92.9%, when compared to the second quarter in 2017.  This increase was primarily due to legal and accounting fees related to the Matrix merger.

During the six months ended June 30, 2018, we recorded a loss on investment in joint venture of $684,264 as our 20% share of RMX Resources, LLC’s period loss of $3,421,321, see discussion in Note 1.  During the six months ended June 30, 2018, we recorded a $105,130 loss on derivative instruments, reflecting the period end market-to market changes in the fair value positions.  During the six months ended June 30, 2018 and 2017, we recorded gains of $46,218 and $73,128, respectively on the settlement of accounts payable.  We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During the first six months of 2017, we recorded a lease impairment of $136,837 on various lease and land costs that were no longer viable.  There were no lease impairments recorded during the period in 2018.  During the six months ended June 30, 2018 and 2017, we recorded write downs of $9,790 and $6,000, respectively on certain well equipment that was no longer useable.

At June 30, 2018, Royale Energy had a Deferred Drilling Obligation of $8,654,398.  During the first half of 2018, we were unable to drill new wells due to wet weather conditions and other delays in our Northern California fields. At June 30, 2017, Royale Energy had a Deferred Drilling Obligation of $7,450,467.  During the first six months of 2017, we disposed of $1,868,534 of drilling obligations upon completing the drilling of one well, while incurring expenses of $990,001, resulting in a gain of $878,533.

Interest expense increased to $169,829 for the six months ended June 30, 2018, from $79,412 for the same period in 2017, a $90,417 increase.  This increase resulted from interest accrued on the term loan agreement originated by Matrix.  Further details concerning this agreement can be found in Capital Resources and Liquidity, below.

Capital Resources and Liquidity

At June 30, 2018, Royale Energy had current assets totaling $11,698,707 and current liabilities totaling $16,832,459 a $5,133,752 working capital deficit.  We had cash at June 30, 2018, of $6,673,603 compared to $3,338,693 at December 31, 2017.

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

At June 30, 2018, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $2,786,227, compared to $764,015 at December 31, 2017, a $2,022,212 increase.  This increase was mainly due to receivables from Matrix industry partners for drilling and well operations.  At June 30, 2018, revenue receivable was $568,086, an increase of $462,079, compared to $106,007 at December 31, 2017, due to higher oil and gas production volumes on Matrix operated wells.  At June 30, 2018, our accounts payable and accrued expenses totaled $6,267,702, an increase of $1,628,823 from the accounts payable at December 31, 2017 of $4,638,879, mainly related to Matrix drilling and operations related trade accounts payable.

In July 2016, we received a cash investment of $1,580,000 from two investors to purchase convertible promissory notes with principal amounts of $1,280,000 and $300,000, with a conversion price of $0.40 per share, with warrants to purchase one share of common stock for every three shares of common stock issuable upon conversion of the notes.  The notes originally matured on August 2, 2017, one year from the date of issuance, and carried a 10% interest rate, with a default rate of 25%.  Shortly before completion of the Merger, the $300,000 note and accrued interest of $47,500 was converted into 750,000 shares of Royale common stock valued at $347,500, and Royale agreed to a cash settlement with the holder of the $1,280,000 note for $1,900,000, which was paid on April 13, 2018.

In conjunction with the Purchase and Sale Agreement on June 15, 2016, Matrix Oil Management Corp entered into a term loan agreement with Arena Limited SPV, LLC (Term Loan) for approximately $12.4 million. The uses of the term loan were used for the approximately 50% working interest purchase of the oil and gas properties noted above in the Purchase and Sale Agreement, the payoff of the existing Credit Facility, payment of legal and other loan costs, and other working capital needs of the Company as defined in the loan agreement. The original maturity date of the Term Loan was June 15, 2018, it was secured by the assets of Matrix, and contained financial covenants commencing June 30, 2016 and thereafter, as defined in the term loan agreement. The Term Loan contained preferential payment requirements in advance of the amounts outstanding under the subordinated notes payable to partners, as defined in the term loan agreement.  The Term Loan Agreement called for interest at the rate of nine percent (9%) plus the adjusted LIBOR Rate computed on a daily basis.  The loan balance as of March 31, 2018 was $11,140,749.  The Company recognized $164,401 in interest expense for the period ended March 31, 2018.  In April 2018 pursuant to the Contribution Agreement, this loan agreement was paid in full.

Operating Activities.  Net cash used by operating activities totaled $1,209,949 and $1,149,332 for the six month periods ended June 30, 2018 and 2017, respectively.  This $60,617 or 5.3% increase in cash used was mainly due to increases in due from affiliates during the period in 2018 related to the sale of oil and gas assets in the formation of RMX Resources, previously discussed in Note 1.

Investing Activities.  Net cash provided by investing activities totaled $6,719,779 and $371,558 for the six month periods ended June 30, 2018 and 2017, respectively.  The $6,348,221 increase in cash provided during the period in 2018 was mainly due to approximately $4 million received in the merger and for the oil and gas asset sale and contribution in the formation of RMX Resources, LLC as previously discussed in Note 1.  During the period on 2018, we also received $2,762,500 in direct working interest investor turnkey drilling investments, while during the same period in 2017 we received $1,425,000.

Financing Activities.  Net cash used by financing activities totaled $2,174,920 in the first six months of 2018, mainly due to the $1.9 million settlement payment for the cash advances on pending transactions. During the period in 2018, we also paid $274,920 for principal and fee payments on the Matrix originated term loan agreement.  No net cash was provided or used in financing activities in the first half of 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $2.33 per Mcf to a high of $2.95 per Mcf for the first six months of 2018.

Item 4.  Controls and Procedures

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified an internal control deficiency that represents a material weakness in or internal control over financial reporting as of December 31, 2017, in that, certain legal documents, such as debt and equity financing transactions, during the fiscal year were not supported by fully executed agreements.

The control deficiency that gave rise to the material weakness did not result in a material misstatement of our financial statements for the fiscal year ended December 31, 2017.

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

Management has also identified a significant deficiency that existed as of June 30, 2018, in that we did not have appropriate policies and procedures in place to properly evaluate the accuracy of certain of our financial accounts related to the determination of the tax basis of acquired assets associated with the merger of the Company with Matrix as further described in the financial Note 1 – Merger with Matrix Oil Management Corporation.  There have been no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remedial Action

We have begun our remediation plan with respect to improving and implementing our control over financial reporting and more specifically associated with determining the tax basis of the properties acquired in the merger with Matrix Oil Management Corporation.  We will be engaging an outside consulting firm to assist us in the determination of the tax basis of these properties, determination of whether or not to file as a tax group or maintain separate filing status.  Additionally, we are in the process of implementing a more robust review and increasing the supervision and monitoring of the financial reporting processes related to our material weakness in the calculation and reporting of tax carryforward balances, deferred taxes and tax basis of reported assets.

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the six months ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we have not issued any unregistered shares.

Item 3. Defaults Upon Senior Securities

In July 2016, we received a cash investment of $1,580,000 from two investors to purchase convertible promissory notes of $1,280,000 and $300,000, with a conversion price of $0.40 per share, with warrants to purchase one share of common stock for every three shares of common stock issuable upon conversion of the notes.  The funds from these transactions were used to continue drilling activities, fund expenses incurred in connection with the completion of Royale Energy’s merger with Matrix Oil Corporation and for general corporate purposes.  The notes originally matured on August 2, 2017, one year from the date of issuance, and carried a 10% interest rate, with a default rate of 25%.  Shortly before completion of the Merger, the $300,000 note and accrued interest of $47,500 was converted into 750,000 shares of Royale common stock valued at $347,500, and Royale agreed to a cash settlement with the holder of the $1,280,000 note for $1,900,000, which was paid in full on April 13, 2018.

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

2.4	Subscription and Contribution Agreement by and among RMX, CIC, Royale, REF and Matrix (April 4, 2018), filed as Exhibit 2.1 to the Company’s Form 8-K filed April 10, 2018

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

10.9	Company Agreement of RMX (April 4, 2018), filed as Exhibit 10.1 to the Company’s Form 8-K filed April 10, 2018

10.10

Assignment and Assumption Agreement by and between Sunny Frog Oil, LLC, RMX, Royale, and SFO Production Payment LLC (April 4, 0218), filed as Exhibit 10.2 to the Company’s Form 8-K filed April 10, 2018

10.11	Conveyance of Term Overriding Royalty Interest between Sunny Frog Oil, LLC, and Royale (April 4, 2018) , filed as Exhibit 10.3 to the Company’s Form 8-K filed April 10, 2018

10.12	Executive Employment Agreement between Jonathan Gregory and Royale (April 4, 2018) , filed as Exhibit 10.4 to the Company’s Form 8-K filed April 10, 2018

10.14	Form of Management Services Agreement between Royale and RMX to be entered upon Second Closing of Contribution Agreement, filed as Exhibit 10.5 to the Company’s Form 8-K filed April 10, 2018

10.15	Purchase and Sale Agreement between Sunny Frog Oil, LCC, and REF (November 27, 2017) , filed as Exhibit 10.6 to the Company’s Form 8-K filed April 10, 2018

10.16	Letter Agreement by and among RMX, CIC< Royale, REF and Matrix (April 12, 2018), filed as Exhibit 2.1 to the Company’s Form 8-K filed April 17, 2018

10.17	Executive Employment Agreement between the Rod Eson and the Company, filed as Exhibit 5.1 to the Company’s Form 8-K filed July 6, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

31.3	Rule 13a-14(a)/15d-14(a) Certification

32.1	18 U.S.C. § 1350 Certification

32.2	18 U.S.C. § 1350 Certification

32.3	18 U.S.C. § 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: August 20, 2018	/s/ Rod Eson
Rod Eson, Chief Executive Officer

Date: August 20, 2018	/s/ Johnny Jordan
Johnny Jordan, President and Chief Operating Officer

Date: August 20, 2018	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer