Form 10-Q
period 2018-09-30
Royale Energy, Inc.
filed 2018-11-19
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018	Commission File No. 000-55912

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1870 Cordell Court, Suite 210

El Cajon, CA 92020

(Address of principal executive offices) (Zip Code)

619-383-6600

(Registrant’s telephone number, including area code)

Royale Energy Holdings, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).  Check one:

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

At November 15, 2018, a total of 48,400,371 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets
Cash	$5,745,709	$3,338,693
Other Receivables, net	3,235,592	764,015
Revenue Receivables	193,051	106,007
Receivable from Affiliates	608,913	-
Prepaid Expenses	293,411	149,367

Total Current Assets	10,076,676	4,358,082

Investment in Joint Venture	5,223,596	-
Other Assets	517,714	511,120

Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	7,454,279	1,302,242

Total Assets	$23,272,265	$6,171,444

See notes to unaudited consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$6,323,027	$4,638,879
Royalties Payable	1,676,865	-
Cash Advances on Pending Transactions	-	1,580,000
Deferred Drilling Obligation	5,406,678	5,891,898

Total Current Liabilities	13,406,570	12,110,777

Noncurrent Liabilities:
Accrued Liabilities – Long Term	1,478,385	-
Accrued Unpaid Guaranteed Payments	1,616,205	-
Asset Retirement Obligation	1,955,184	1,000,908
Total Noncurrent Liabilities	5,049,774	1,000,908

Total Liabilities	18,456,344	13,111,685

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized, 2,012,400 shares issued and outstanding at September 30, 2018	20,124,000	-
Convertible Preferred Stock Dividends Payable	57,891	-
Common Stock, No Par Value, 30,000,000 Shares Authorized 21,850,185 shares issued and outstanding at December 31, 2017	-	41,265,449
Common Stock, .001 Par Value, 280,000,000 Shares Authorized 48,400,371 shares issued and outstanding at September 30, 2018	48,400	-
Additional Paid in Capital	52,550,617	-
Accumulated Deficit	(67,964,987)	(48,205,690)

Total Stockholders’ Equity (Deficit)	4,815,921	(6,940,241)

Total Liabilities and Stockholders’ Equity	$23,272,265	$6,171,444

See notes to unaudited consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Sale of Oil and Gas	$312,827	$126,435	$1,265,958	$477,484
Supervisory Fees, Service Agreement and Other	560,866	211,670	1,125,266	380,527

Total Revenues	873,693	338,105	2,391,224	858,011

Costs and Expenses:
Lease Operating	438,759	127,306	1,205,577	357,759
Lease Impairment	-	10,721	-	147,558
Well Equipment Write Down	-	-	9,790	6,000
General and Administrative	775,261	456,928	2,242,891	1,471,956
Legal and Accounting	190,594	227,033	1,267,896	895,316
Marketing	161,116	58,952	284,809	221,184
Depreciation, Depletion, Accretion and Amortization	68,586	42,757	344,532	133,061

Total Costs and Expenses	1,634,316	923,697	5,355,495	3,232,834

Gain on Turnkey Drilling	2,194,459	707,789	2,194,459	1,586,322

Income (Loss) From Operations	1,433,836	122,197	(769,812)	(788,501)
Other Income (Loss):
Interest Expense	(322)	(39,928)	(170,151)	(119,340)
Gain on Settlement of Accounts Payable	117,463	-	163,681	73,128
Loss on Sale of Assets	(135,927)	-	(16,353,600)	-
Loss on Investment in Joint Venture	(342,140)	-	(1,026,404)	-
Loss on Derivative Instruments	-	-	(105,130)	-
Loss on Issuance of Warrants	-	-	(1,439,990)	-
Income (Loss) Before Income Tax Expense	1,072,910	82,269	(19,701,406)	(834,713)

Net Income (Loss)	$1,072,910	$82,269	$(19,701,406)	$(834,713)

Basic Earnings (Loss) Per Share	$0.01	$0.00	$(0.47)	$(0.04)

Diluted Earnings (Loss) Per Share	$0.01	$0.00	$(0.47)	$(0.04)

See notes to unaudited financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(19,701,406)	$(834,713)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:
Depreciation, Depletion, Accretion and Amortization	344,532	133,061
Lease Impairment	-	147,558
Sale of Assets	16,353,600	-
Turnkey Drilling Programs	(2,194,459)	(1,586,322)
Settlement of Accounts Payable	(163,681)	(73,128)
Investment in Joint Venture	1,026,404	-
Issuance of Warrants	1,439,990	-
Well Equipment Write Down	9,790	6,000
Change in Fair Value of Derivative Instruments	105,130	-
Debt Issuance Costs Amortization	144,186	-
(Increase) Decrease in:
Other & Revenue Receivables	(2,558,621)	(131,219)
Prepaid Expenses and Other Assets	(150,638)	(786,286)
Due from Affiliate	318,232	-
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	1,847,829	1,095,411
Royalties Payable	1,676,865	-
Other Liabilities	50,415	-

Net Cash (Used in) Operating Activities	(1,451,832)	(2,029,638)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(2,606,680)	(2,903,124)
Proceeds from Turnkey Drilling Programs	4,312,500	2,150,000
Proceeds from Sale of Assets, net	3,779,143	-
Cash Acquired in Merger	548,805	-

Net Cash Provided by (Used in) Investing Activities	6,033,768	(753,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(274,920)	-
Cash Advances on Pending Transactions Settlement	(1,900,000)	-

Net Cash (Used in) Financing Activities	(2,174,920)	-

Net Increase (Decrease) in Cash and Cash Equivalents	2,407,016	(2,782,762)

Cash at Beginning of Period	3,338,693	4,994,598

Cash at End of Period	$5,745,709	$2,211,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$165,151	$840
Cash Paid for Taxes	$2,400	$1,539

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Issuance of Common Stock in Acquisition	$9,546,068	$-
Issuance of Convertible Preferred Stock, Series B, in Acquisition	$20,124,000	$-
Issuance of Warrants in Joint Venture	$1,440,000	$-
Issuance of Common Stock for Cash Advances and Interest	$347,500	$-
Asset Retirement Obligation Addition	$30,000	$65,461
Issuance of Common Stock for Accrued Compensation Expense	$-	$25,000

See notes to unaudited consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.  The results of operations for the nine month period are not, in management’s opinion, indicative of the results to be expected for a full year of operations.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report.

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

The following table summarizes the consideration transferred, fair value of assets acquired and liabilities assumed:

March 7, 2018
Consideration:
Value of Royale Common Stock issued	$9,546,068
Value of Series B Convertible Preferred Stock issued	20,124,000
Total consideration	$29,670,068
Fair Value of Liabilities Assumed:
Current liabilities	19,624,592
Other liabilities	3,125,394
Asset Retirement obligations	1,419,544
Total fair value of liabilities assumed	24,169,530
Total consideration plus liabilities assumed	$53,839,598
Fair Value of Assets Acquired:
Cash	$548,805
Current assets	3,655,173
Proved and unproved crude oil and gas properties	48,632,870
Land	1,002,750
Total Fair Value of Assets Acquired	$53,839,598

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

Formation of RMX and Asset Contribution

On April 13, 2018, Royale Energy, Inc., and two of Royale’s subsidiaries, Royale Energy Funds, Inc. and Matrix Oil Management Corporation (the “Royale Entities”) completed  the Subscription and Contribution Agreement (“Contribution Agreement”), in which the Royale Entities and CIC RMX LP (“CIC”) entered into the Contribution Agreement and certain other agreements providing that the Royale Entities would contribute certain assets to RMX Resources, LLC (“RMX”), a newly formed Texas limited liability company formed to facilitate the investment from CIC.  In exchange for its contributed assets, Royale received a 20% equity interest in RMX, an equity performance incentive interest and up to $20.0 million to pay off Royale Entities senior lender, Arena Limited SPV, LLC., in full, and to pay Royale Entities trade payables and other outstanding obligations. CIC contributed an aggregate of $25.0 million in cash to RMX in exchange for (i) an 80% equity interest in RMX with preferred distributions until certain thresholds are met, (ii) a warrant (“Warrant”) to acquire up to 4,000,000 shares of Royale’s common stock at an exercise price of $.01 per share and registration rights pursuant to a Registration Rights Agreement.

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

RMX has two classes of stock and a six-member board of directors. Royale has two seats on the board giving it a third of the Board.  Royale has designated Michael McCaskey and Johnny Jordan as its members of the RMX board.  The return targets for CIC through its funding of RMX provide for a “waterfall” style return profile with the first distributions going to CIC until it has received all Unpaid Preferred Return and Unpaid Preferred Enhanced Return, as defined by the Company’s Agreement.

As part of the formation of the joint venture, Royale contributed Matrix Oil Corporation (“MOC”) to RMX. MOC has the permits and licenses to operating oil and gas properties in California. It was the operating entity for the Matrix group of companies that were acquired on February 28, 2018, discussed above. This allows the RMX joint venture to be the operator of record for the contributed assets.

Royale accounts for its ownership interest in RMX following the equity method of accounting, in accordance with ASC 323. By agreement, Royale has an initial equity value of $6.25 million or 20% of the total equity of the joint venture with CIC having an initial equity value of $25.0 million or 80% of the total equity of the joint venture.

The Royale Entities contributed 100% of their interest in the Sansinena Field, 100% of the Sempra Field, 50% of the Bellevue Field, 100% of the Whittier Main Field, and 50% of the Whittier Field. The result of the transfer of oil and gas properties and surface rights for cash as described above and a 20% working interest in RMX resulted in Royale recording a loss of approximately $16.4 million. The contribution by Royale of warrants to acquire 4,000,000 shares of Royale common stock caused Royale to record a loss of approximately $1.44 million. In addition, the Contribution Agreement called for an effective date of the property transfer of February 28, 2018 which required a purchase price adjustment of approximately $334,000 in the form of a cash contribution to RMX and an increase in the loss on the sale. The transfer of MOC to RMX as the operating company provided an amount due Royale of approximately $640,000, which was recorded as a due from affiliate during the period in 2018.

The RMX joint venture has a senior revolving loan facility with a creditor. The borrowing base of the facility is $17.5 million with $4.2 million remaining undrawn at September 30, 2018.

As part of the joint venture, RMX entered into a Master Service Agreement (“MSA”) calling for Royale Energy to provide land, engineering and support services for the joint venture.  For these services, Royale will receive $180,000 per month for the first year, renewable after one year at a reduced rate of $150,000 per month and subject to termination on 90 days notice.  These amounts are included in Supervisory Fees, Service Agreement and Other.

Listed below is the summarized information required under Rule 3-09 of regulation S-X, Article 10 for Royale’s investment in RMX:

	RMX Resources, LLC		Royale Energy, Inc. Share
	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Net Operating Revenue	$2,564,237	$5,044,963	$512,847	$1,008,993
Loss from Continuing Operations	(603,468)	(1,712,007)	(120,694)	(342,401)
Net Loss	(1,675,389)	(5,132,019)	(335,078)	(1,026,404)

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

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  As reflected in the accompanying financial statements, the Company has negative working capital, losses from operations and negative cash flows from operations.

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

The Company’s consolidated financial statements reflect an accumulated deficit of $67,964,987, a working capital deficiency of $3,329,894 and a stockholders’ equity of $4,815,921. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans to alleviate the going concern include the completion of its obligation under its turnkey drilling contracts, through issuances of common stock and the reduction of overhead costs.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow.

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

We commonly market the share of production belonging to other working interest owners as the operator of jointly owned oil and gas properties. We concluded that those marketing activities are carried out as part of the collaborative arrangement, and we do not purchase or otherwise obtain control of other working interest owners’ share of production. Therefore, we act as a principal only in regard to the sale of our share of production and recognize revenue for the volumes associated with our net production.

The Company frequently sells a portion of the working interest in each well it drills or participates in to third party investors and retains a portion of the prospect for its own account.  The Company typically guarantees a cost to drill to the third-party drilling participants and records a loss or gain on the difference between the guaranteed price and the actual cost to drill the well.  When monies are received from third parties for future drilling obligations, the Company records the liability as Deferred Drilling Obligations.  Once the contracted depth for the drilling of the well is reached and a determination as to the commercial viability of the well (typically call “Casing Point Election” or “Logging Point”), the difference in the actual cost to drill and the guaranteed cost is recorded as income or expense depending on whether there was a gain or loss.

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

Royale Energy uses the “successful efforts” method to account for its exploration and production activities.  Under this method, costs to acquire mineral interests in oil and natural gas properties, to drill exploratory wells in progress and those that find proved reserves, and to drill development wells are capitalized. Exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where Royale Energy is making sufficient progress assessing the reserves and the economic and operating viability of the project are capitalized.  Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. The Company accumulates its proportionate share of costs on a well-by-well basis.

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

We evaluate our oil and gas producing properties, including capitalized costs of exploratory wells and development costs, for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Oil and gas producing properties are reviewed for impairment on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure or contractual terms that cause economic interdependency amongst separate, discrete fields. Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future net cash flows or, if available, comparable market value. We evaluate our unproved property investment and record impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, this amount is reported in exploration expenses in our consolidated statements of income. During the nine months ended September 30, 2017, impairment losses of $147,558 were recorded on various capitalized lease and land costs that were no longer viable. During the same period in 2018, no impairment losses were recorded. The valuation allowances are reviewed at least annually.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At September 30, 2018 and December 31, 2017, Royale Energy had Deferred Drilling Obligations of $5,406,678 and $5,891,898, respectively.

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

Other Receivables

Our other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At September 30, 2018 and December 31, 2017, the Company established an allowance for uncollectable accounts of $1,958,640 and $1,975,660, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

Revenue Receivables

Our revenue receivables consist of receivables related to the sale of our natural gas and oil.  Once a production month is completed we receive payment approximately 15 to 30 days later.  Based upon historical receipts of revenue receivables, the Company has determined that an allowance for revenue receivables is currently not necessary.

Receivable from Affiliates

Our receivable from affiliate consists of receivables related to the ongoing transactions between Royale Energy and RMX Resources, LLC and its subsidiary, MOC. Royale has prepared a post-closing “Final Settlement Statement” to RMX in accordance with Section 7.3 of the Contribution Agreement dated April 4, 2018. That settlement reflects an amount due Royale of $911,226 of which $402,546 reflects an amount due Royale related to the final settlement agreement between an outside third party and RMX. Royale has received notice of disputed charges and considers the collection of a portion as doubtful.

Other Assets

Our other assets consist of long-term cash deposits or bank certificates of deposit required by county government agencies or other companies mainly due to Royale’s well operations.

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

Fair Value Measurements

According to Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, assets and liabilities that are measured at fair value on a recurring and nonrecurring basis in period subsequent to initial recognition, the reporting entity shall disclose information that enable users of its consolidated financial statements to assess the inputs used to develop those measurements and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period.

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

At September 30, 2018 and December 31, 2017, Royale Energy did not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Accounts Payable and Accrued Expenses

At September 30, 2018, the components of accounts payable and accrued expenses consisted of $3,222,612 in trade accounts payable due to various vendors, $2,099,509 in payables and accruals related to direct working interest investors revenues and operating activities, $409,725 in accrued expenses related to current drilling efforts, $24,702 due to affiliates, $193,743 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $324,443 for employee related taxes and accruals, $33,570 in deferred rent and $14,723 in federal and state income taxes payable.  At December 31, 2017, the components of accounts payable and accrued expenses consisted of $2,392,755 in trade accounts payable due to various vendors, $688,002 in payables and accruals related to direct working interest investors revenues and operating costs, $483,734 in accrued expenses related to current drilling efforts, $438,667 in legal settlement payables related to Cash Advances on Pending Transactions, $266,110 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $93,619 for employee related taxes and accruals, $223,833 related to interest payable on cash advances on pending transactions, $35,036 in deferred rent and $17,123 in federal and state income taxes payable.

Secured Term Debt

Prior to the Merger, Matrix had an outstanding term loan agreement with Arena Limited SPV, LLC (Term Loan) for approximately $12.4 million. The original maturity date of the Term Loan was June 15, 2018, it was secured by the assets of Matrix, and contained financial covenants commencing June 30, 2016 and thereafter, as defined in the term loan agreement. The Term Loan was repaid in full in April 2018 in connection with the Contribution Agreement with CIC.  The Company recognized $164,401 in interest expense for the period ended September 30, 2018.

Accrued Liabilities – Long Term

Prior to the Merger, Matrix had outstanding long term liabilities for interest on notes payable due to certain Matrix principals.  At September 30, 2018, the $1,478,385 balance remains the same as the time of merger.

Accrued Unpaid Guaranteed Payments

Prior to the Merger, Matrix had outstanding accrued unpaid guaranteed payments for unpaid salaries due to certain Matrix employees.  At September 30, 2018, the $1,616,205 balance remains the same as the time of merger.

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

Fair Values – Recurring

The Company’s derivative contracts are carried at fair value under ASC Topic 820. The fair value is based upon independently sourced market parameters. The fair value is estimated using forward-looking price curves and discounted cash flows that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. At September 30, 2018, the Company did not have any derivative contracts.

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

Recently Issued Accounting Pronouncements

Not Yet Adopted

ASU 2018-13: Fair Value Measurement (Topic 812) - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820) (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements. ASU 2018-13 is effective for public companies for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures.  The Company is currently evaluating the impact of adopting ASU 2018-13 on its consolidated financial statements.

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

ASU 2017-01: Business Combinations (Topic 805) – Clarifying the Definition of a Business - In January 2017, FASB issued ASU 2017-01. The objective of ASU 2017-01 is to clarify the definition of a business by adding guidance on how entities should evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 will be effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The adoption of this guidance will not have any impact on the Company’s results of consolidated operations or cash flows.

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

ASU No. 2016-13: Financial Instruments-Credit Losses (Topic 326) - In June 2016, the FASB issued a new accounting standard update that changes the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. The standard requires the use of a forward-looking “expected loss” model as opposed to the current “incurred loss” model. This standard is effective for us in the first quarter of 2020 and will be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. Early adoption is permitted starting January 2019. We are evaluating the provisions of this accounting standards update and assessing the impact, if any, it may have on the Company’s consolidated results of operations, financial position or cash flows.

ASU No. 2017-12: Derivatives and Hedging (Topic 815) - In August 2017, the FASB issued a new accounting standard update that amends the hedge accounting model to enable entities to hedge certain financial and nonfinancial risk attributes previously not allowed. The amendment also reduces the overall complexity of documenting, assessing and measuring hedge effectiveness. This standard is effective for us in the first quarter of 2019. Early adoption is permitted in any interim or annual period. The amendment mandates modified retrospective adoption when accounting for hedge relationships in effect as of the adoption date. We are evaluating the provisions of this accounting standards update, including transition requirements, and are assessing the impact it may have on the Company’s consolidated results of operations, financial position, or cash flows.

Recently Adopted

ASU 2016-01: Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10) In January 2016, FASB issued ASU 2016-01 which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The new standard becomes effective for fiscal years beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk and the fair value disclosure exemption provided to nonpublic entities.  The Company has adopted this new standard. There was no impact on the Company’s consolidated results of operations or cash flows.

ASU 2017-09: Compensation - Stock Compensation (Topic 718) – Scope of Modification Accounting - In May 2017, the FASB issued ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment awarded require an entity to apply modification accounting. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in ASU 2017-09 are to be applied prospectively to an award modified on or after the adoption date, consequently the impact will be dependent on the modification of any share-based payment awards and the nature of such modifications.  The Company has adopted this new standard. There was no impact on the Company’s consolidated results of operations or cash flows.

ASU 2016-09: Compensation – Stock Compensation (Topic 718)  In March 2016, the FASB issued a new accounting standard update that changes several aspects of accounting for share-based payment transactions, including a requirement to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard was effective for us in the first quarter of 2017. The new standard requires a company to make a policy election on how it accounts for forfeitures; the Company elected to continue estimating forfeitures using the same methodology practiced prior to adoption of this standard.

NOTE 2 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Net Income	$1,072,910	$1,072,910	$82,269	$82,269
Less: Preferred Stock Dividend	57,891	57,891	--	--
Less: Preferred Stock Dividend in Arrears	353,135	353,135	--	--
Net Income (Loss) Attributable to Common Shareholders	661,884	661,884	82,269	82,269
Weighted average common shares outstanding	48,400,371	48,400,371	21,832,523	21,832,523
Effect of dilutive securities	--	24,027,522	--	--
Weighted average common shares, including Dilutive effect	48,400,371	72,427,893	21,832,523	21,832,523
Per share:
Net Income (Loss)	$0.01	$0.01	$0.00	$0.00

	Nine Months Ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Net Loss	$(19,701,406)	$(19,701,406)	$(834,713)	$(834,713)
Less: Preferred Stock Dividend	57,891	57,891	--	--
Less: Preferred Stock Dividend in Arrears	353,135	353,135	--	--
Net Loss Attributable to Common Shareholders	(20,112,432)	(20,112,432)	(834,713)	(834,713)
Weighted average common shares outstanding	42,662,419	42,662,419	21,832,523	21,832,523
Effect of dilutive securities	--	--	--	--
Weighted average common shares, including Dilutive effect	42,662,419	42,662,419	21,832,523	21,832,523
Per share:
Net Loss	$(0.47)	$(0.47)	$(0.04)	$(0.04)

For the nine month period ended September 30, 2018, Royale Energy had dilutive securities of 24,024,647.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Oil and Gas
Producing and non-producing properties, including drilling costs	$9,515,417	$3,755,705
Undeveloped properties	9,152	1,435
Lease and well equipment	4,183,075	4,119,802
	13,707,644	7,876,942

Accumulated depletion, depreciation & amortization	(6,765,865)	(6,582,648)
	6,941,779	1,294,294
Commercial and Other
Land	501,375	-
Vehicles	40,061	40,061
Furniture and equipment	1,096,139	1,092,926
	1,637,575	1,132,987

Accumulated depreciation	(1,125,075)	(1,125,039)
	512,500	7,948
	$7,454,279	$1,302,242

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of FASB ASC Topic 932-Extractive Activities – Oil and Gas requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the periods in 2018 or 2017.

NOTE 4 – INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Reform Legislation”). Tax Reform Legislation, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018, and repeal of the corporate alternative minimum tax (“AMT”), and a one-time deemed repatriation of accumulated foreign earnings. In the fourth quarter of 2017, we remeasured our deferred taxes at 21%, in accordance with U.S. GAAP standards. The impact of the remeasurement on our federal deferred tax assets and liabilities was equally offset by an adjustment to our valuation allowance with no material impact to current year earnings as more fully discussed below.

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

The calculation below does not consider the tax basis of the assets acquired through the merger with Matrix Oil Management Corporation (“MOMC”) as discussed in Note 1 above.  Since the merger with MOMC and other Matrix entities was a tax-free merger, the tax basis of the oil and gas properties contributed to RMX by Royale retained the tax basis of the various Matrix entities at the time of the merger.  At this time, Royale has approximately $20.0 million in Net Operating Losses (“NOL”) carryforwards including a $3.7 million loss incurred during 2017.  MOMC has an NOL carryforward of approximately $5.0 million at the time of the merger.  The application of pre-merger NOLs to post merger gains is covered by IRS regulation 382 and requires a thorough review of the ownership percentages of both Royale and Matrix before and after the merger.  This analysis has not been fully completed at this time.  A preliminary evaluation of the tax basis gain associated with the contributed assets appears to be in the range of $11.0 million, however there are several mitigating issues to be investigated.

Therefore, the Company cannot say with certainty that the projected tax losses shown below will be fully realized.  The Company has initiated steps to resolve this issue in the near future as further described in Item 4. – Controls and Procedures.  At this time, the Company cannot say whether it will be filing as a tax group or maintain a separate filing status. Further, the Company is in the process of working through IRS regulation 382 as it applies to the contribution of assets to the RMX joint venture. The Company expects to have this fully resolved by yearend.

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at September 30, 2018 and 2017, respectively, to pretax income is as follows:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Tax benefit computed at statutory rate of 21% and 34% at September 30, 2018 and 2017, respectively	$(4,137,296)	$(283,802)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	942	357
Change in valuation allowance	4,136,354	283,445
Provision (benefit)	$-	$-

NOTE 5 – CONVERTIBLE PREFERRED STOCK, SERIES B

As part of the merger with Matrix that took place on March 7, 2018 in accordance with that certain Preferred Exchange Agreement, $20,124,000 of Matrix Investments preferred limited partnership interests were converted into 2,012,400 shares of Series B 3.5% Convertible Preferred Stock, par value $10.00. The Series B Preferred Stock pays a cumulative dividend on an annual basis of $0.35 per share out of funds legally available (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B 3.5% Preferred Stock and subject to increase as further described below) as declared by the Board of Directors. These dividends are cumulative from the date of issuance, whether or not such dividends are declared, and are payable quarterly, when and as declared by the Board of Directors. At the election of the Board of Directors, the dividends on the Series B Preferred Stock may be paid in additional shares of Series B 3.5% Preferred Stock. For the period from March 7, 2018 through March 31, 2018, the Board of Directors has elected to pay the Series B Preferred Stock in 5,789 additional shares. As of September 30, 2018, these shares have not yet been issued.

At June 30, 2018, the Company’s consolidated balance sheet reflected an accrued dividend payable of $233,494.  On June 28, 2018, the Board authorized a dividend payable in additional shares of Series B Preferred Stock "PIC" of $57,891 for the accrued dividends due on the Series B Preferred Stock.  This amount represented 30 days of interest on the Series B as of March 31, 2018.  As the Board did not declare a dividend for the quarter ended June 30, 2018, we made a revision to our calculation of dividends payable from $233,494 to $57,891, a $175,603 decrease in dividends payable.  Also, as a preferred stock dividend, the amount should have been included in the shareholder’s equity section instead of being classified as a current liability.  As of September 30, 2018, the Board has not authorized any further payments to the Series B Preferred Shareholders either in cash or in additional shares of preferred stock.  Therefore, at September 30, 2018, the Company’s consolidated balance sheet is reflecting an accrued preferred stock dividend payable of $57,891.  Total accumulated and undeclared dividends on the Series B Preferred Stock is $353,135 at September 30, 2018.

NOTE 6 – SUBSEQUENT EVENTS

On October 3, 2018, the Company issued a promissory note for a principal amount of $517,585 to Forza Operating, LCC. at an interest rate of 5.5%. Beginning October 3, 2018, principal and interest is due and payable in 12 monthly installments of $44,428. The note was the result of an agreement regarding the plugging and abandonment of the CL&F #1 and the CL&F #1 SWD wells. The Company agreed to include the current joint interest billing balance due to Forza Operating of $233,367 and Royale’s share of future plugging and abandonment costs of $284,218.

On October 10, 2018, the Company entered into an Incentive Stock Option Award Agreement with Stephen M. Hosmer, Chief Financial Officer. Mr. Hosmer was granted 250,000 options to purchase common stock at an exercise price of $0.31 per share. These options were granted for a period of 10 years and will expire after October 10, 2028.  These options become vested exercisable immediately.

On October 17,2018, the Company entered into entered into a Participation Agreement with California Resources Petroleum Corporation (“CRPC”) to conduct a three year development program on CRPC’s properties in the Rio Vista Field in the Sacramento Basin of northern California. Under the Participation Agreement, Royale will earn interests in individual wellbores and income from wells it drills on the subject properties over the three year period through December 1, 2021.

On October 16, 2018, the Company entered into an agreement with RMX which, among other things, provided that RMX would fund and consummate the purchase of the West Coast Energy properties.  In exchange Royale would receive the Texas assets and the right to purchase 50% of the California assets prior the December 31, 2018.

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

Going Concern

At September 30, 2018, the Company has an accumulated deficit of $67,964,987, a working capital deficiency of $3,329,894 and a stockholders’ equity of $4,815,921. As a result, our financial statements include a “going concern qualification” reflecting substantial doubt as to our ability to continue as a going concern.  We have merged with Matrix to increase efficiency and reduce costs to both companies, thereby allowing a return to positive cash flow.  We have also entered into a joint venture with RMX which provided additional liquidity as further described in Note 1.  We are exploring commitments to provide additional financing, but there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2018 drilling budget and to support future operations.

Results of Operations

The merger between Royale Energy and Matrix Oil Management was completed during the first quarter of 2018.  For the period in 2018, the consolidated amounts represented here are for the nine month period for Royale Energy, Inc. and the seven month period for Matrix Oil Management and its subsidiaries.

For the nine months ended September 30, 2018, we had a net loss of $19,701,406 compared to the net loss of $834,713 during the first nine months of 2017.  For the third quarter of 2018, we had a net income of $1,072,910 and a $1,433,836 profit from operations, mainly due to the drilling of three wells during the period, compared to net income of $82,269 in the third quarter of 2017.  For the nine month period in 2018, we had a loss from operations of $769,812, the major components of the remaining $18,931,594 net loss during the period were:

Gain on Settlement of Accounts Payable	$163,681
Loss on Sale of Assets	(16,353,600)
Loss on Investment in Joint Venture	(1,026,404)
Loss on Issuance of Warrants	(1,439,990)
Total Other Loss	$(18,656,313)

The majority of the loss on sale of assets of $16,353,600 was recorded upon the transfer of oil and gas properties to RMX and surface rights in exchange for cash and a 20 percent working interest in RMX under the Contribution Agreement, along with a subsequent purchase price adjustment. Under the Contribution Agreement, we also issued warrants to acquire 4,000,000 shares of Royale common stock and recorded a loss of $1,439,990.  The loss on investment in joint venture of $1,026,404 represents Royale’s share of RMX’s net loss from operations through the third quarter of 2018.    See Note 1 – Formation of RMX and Asset Contribution.

Total revenues for the first nine months of 2018 were $2,391,224, an increase of $1,533,213 or 178.7% from the total revenues of $858,011 during the same period in 2017.

During the first nine months of 2018, revenues from oil and gas production increased $788,474 or 165.1% to $1,265,958 from the 2017 same period revenues of $477,484.  This increase was due to higher production volumes associated with the merger.  The net sales volume of oil for the nine months ended September 30, 2018, was approximately 15,358 barrels with an average price of $65.28 per barrel, versus 94 barrels with an average price of $45.70 per barrel for the same period in 2017.  This represents an increase in net sales volume of 15,264 barrels. The net sales volume of natural gas for the nine months ended September 30, 2018, was approximately 95,970 Mcf with an average price of $2.54 per Mcf, versus 161,940 Mcf with an average price of $2.92 per Mcf for the same period in 2017.  This represents a decrease in net sales volume of 65,970 Mcf or 40.7%.  The decrease in natural gas production volume was due to several of our operated wells being offline during the period in 2018 due to new pipeline equipment requirements by Pacific Gas & Electric and to the natural declines of our remaining wells. For the quarter ended September 30, 2018, revenues from oil and gas production increased $186,392 or 147.4% to $312,827 from the 2017 third quarter revenues of $126,435.  This increase was also due to higher production volumes associated with the merger.  The net sales volume of oil for the quarter ended September 30, 2018, was approximately 3,143 barrels with an average price of $67.17 per barrel, versus 5 barrels with an average price of $39.41 per barrel for the third quarter of 2017.  This represents an increase in net sales volume of 3,138 barrels for the quarter in 2018. The net sales volume of natural gas for the quarter ended September 30, 2018, was approximately 33,585 Mcf with an average price of $2.78 per Mcf, versus 44,465 Mcf with an average price of $2.84 per Mcf for the third quarter of 2017.  This represents a decrease in net sales volume of 10,880 Mcf or 24.5% for the quarter in 2018.

Oil and natural gas lease operating expenses increased by $847,818 or 237.0%, to $1,205,577 for the nine months ended September 30, 2018, from $357,759 for the same period in 2017.  For the third quarter in 2018, lease operating expenses increased $311,453 or 244.7% from the same quarter in 2017. These were both higher due to the increase in the number of wells operated by the Company during the period in 2018, related to the merger.

The aggregate of supervisory fees and other income was $1,125,266 for nine months ended September 30, 2018, an increase of $744,739 or 195.7% from $380,527 during the same period in 2017.  During the third quarter 2018, supervisory fees and other income increased $349,196 or 165.0% when compared to the quarter in 2017.  These increases were mainly due to the receipt of service agreement fees through an arrangement with RMX Resources, LLC.

Depreciation, depletion and amortization expense increased to $344,532 from $133,061, an increase of $211,471 or 158.9% for the nine months ended September 30, 2018, as compared to the same period in 2017. During the third quarter 2018, depreciation, depletion and amortization expenses increased $25,829 or 60.4%.  The depletion rate is calculated using production as a percentage of reserves.  This increase in depreciation expense was due to the increase in the number of wells and related equipment operated by the Company as a result of the merger consolidation.

General and administrative expenses increased by $770,935 or 52.4% from $1,471,956 for the nine months ended September 30, 2017, to $2,242,891 for the same period in 2018. For the third quarter 2018, general and administrative expenses increased $318,333 or 69.7% when compared to the same period in 2017. These increases were primarily due mainly to merger related increases in employee costs and outside consulting.  Marketing expense for the nine months ended September 30, 2018, increased $63,625, or 28.8%, to $284,809, compared to $221,184 for the same period in 2017.  For the third quarter 2018, marketing expenses increased $102,164 or 173.3% when compared to the same quarter in 2017. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $1,267,896 for the nine month period in 2018, compared to $895,316 for the same period in 2017, a $372,580 or 41.6% increase.  This increase was primarily due to legal and accounting fees related to the Matrix merger. For the third quarter 2018, legal and accounting expenses decreased $36,439 or 16.1%, when compared to the third quarter in 2017, mainly due to lower legal and accounting fees related to the Matrix merger, which concluded during the first quarter.

During the nine months ended September 30, 2018, we recorded a loss on investment in joint venture of $1,026,404 as our 20% share of RMX Resources, LLC’s period loss of $5,132,019, see discussion in Note 1.  During the nine months ended September 30, 2018, we recorded a $105,130 loss on derivative instruments, reflecting the period end market-to market changes in the fair value positions, related to Matrix operations prior to the conclusion of the merger.  During the nine months ended September 30, 2018 and 2017, we recorded gains of $163,681 and $73,128, respectively, on the settlement of accounts payable.  We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During the first nine months of 2017, we recorded a lease impairment of $147,558 on various lease and land costs that were no longer viable.  There were no lease impairments recorded during the period in 2018.  During the nine months ended September 30, 2018 and 2017, we recorded write downs of $9,790 and $6,000, respectively on certain well equipment that was no longer useable.

At September 30, 2018, Royale Energy had a Deferred Drilling Obligation of $5,406,678.  During the first nine months of 2018, we disposed of $4,797,720 of drilling obligations upon completing the drilling of three natural gas wells in Northern California, while incurring expenses of $2,603,261, resulting in a gain of $2,194,459. At September 30, 2017, Royale Energy had a Deferred Drilling Obligation of $5,476,379.  During the first nine months of 2017, we disposed of $4,567,622 of drilling obligations upon completing the drilling of two wells and participating in the drilling of an additional well, while incurring expenses of $2,981,300, resulting in a gain of $1,586,322.

Interest expense increased to $170,151 for the nine months ended September 30, 2018, from $119,340 for the same period in 2017, a $50,811 increase.  This increase resulted from interest accrued on the term loan agreement originated by Matrix.  Further details concerning this agreement can be found in Capital Resources and Liquidity, below.

Capital Resources and Liquidity

At September 30, 2018, Royale Energy had current assets totaling $10,076,676 and current liabilities totaling $13,406,570 a $3,329,894 working capital deficit.  We had cash at September 30, 2018, of $5,745,709 compared to $3,338,693 at December 31, 2017.

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

At September 30, 2018, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $3,235,592, compared to $764,015 at December 31, 2017, a $2,471,577 increase.  This increase was mainly due to receivables from Matrix industry partners for drilling and well operations.  At September 30, 2018, revenue receivable was $193,051, an increase of $87,044, compared to $106,007 at December 31, 2017, due to higher oil and gas production volumes on Matrix operated wells.  At September 30, 2018, our accounts payable and accrued expenses totaled $6,323,027, an increase of $1,684,148 from the accounts payable at December 31, 2017 of $4,638,879, mainly related to drilling of the three wells during third quarter in 2018 and operations related trade accounts payable.

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

Operating Activities.  Net cash used by operating activities totaled $1,451,832 and $2,029,638 for the nine month periods ended September 30, 2018 and 2017, respectively.  This $577,806 or 28.5% decrease in cash used was mainly due to increases in accounts payable and accrued expenses related mainly to drilling of three wells during the third quarter in 2018, the merger with Matrix and sale of oil and gas assets in the formation of RMX Resources, previously discussed in Note 1.

Investing Activities.  Net cash provided by investing activities totaled $6,033,768 the nine month period ended September 30, 2018.  Net cash used by investing activities totaled $753,124 for the nine month period ended September 30, 2017. The $6,786,892 difference in cash during the period in 2018 was mainly due to approximately $4.3 million received in the merger and for the oil and gas asset sale and contribution in the formation of RMX Resources, LLC as previously discussed in Note 1.  During the period on 2018, we also received $4,312,500 in direct working interest investor turnkey drilling investments, while during the same period in 2017 we received $2,150,000. Additionally, our turnkey drilling expenditures were higher in 2017, where we drilled and completed two natural gas wells and participated in the drilling of an additional oil well, while in 2018 we drilled three natural gas wells and completed one, due to formation difficulties in one well and the other well was dry.

Financing Activities.  Net cash used by financing activities totaled $2,174,920 in the first nine months of 2018, mainly due to the $1.9 million settlement payment for the cash advances on pending transactions. During the nine month period ended September 30, 2018, we also paid $274,920 for principal and fee payments on the Matrix originated term loan agreement.  No net cash was provided or used in financing activities during the same period in 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $2.62 per Mcf to a high of $3.27 per Mcf for the first nine months of 2018.

Item 4.  Controls and Procedures

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management has also identified a material weakness that existed as of September 30, 2018, in that we did not have appropriate policies and procedures in place to properly evaluate the accuracy of certain of our financial accounts related to the determination of the tax basis of acquired assets associated with the merger of the Company with Matrix as further described in the financial Note 1 – Merger with Matrix Oil Management Corporation.  There have been no changes in our internal control over financial reporting that occurred during the nine month period ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remedial Action

We have begun our remediation plan with respect to improving and implementing our control over financial reporting and more specifically associated with determining the tax basis of the properties acquired in the merger with Matrix Oil Management Corporation.  We have engaged outside consulting firms and tax counsel to assist us in the determination of the tax basis of these properties, application of IRS regulation 382, determination of whether or not to file as a tax group or maintain separate filing status and the ultimate calculation of the proper tax accounting for the contribution of assets to the RMX joint venture. Additionally, we are in the process of implementing a more robust review and increasing the supervision and monitoring of the financial reporting processes related to our material weakness in the calculation and reporting of tax carryforward balances, deferred taxes and tax basis of reported assets.

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the nine months ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we have not issued any unregistered shares.

Item 3. Defaults Upon Senior Securities

None

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

10.11	Conveyance of Term Overriding Royalty Interest between Sunny Frog Oil, LLC, and Royale (April 4, 2018) , filed as Exhibit 10.3 to the Company’s Form 8-K filed April 10, 2018

10.12	Executive Employment Agreement between Jonathan Gregory and Royale (April 4, 2018) , filed as Exhibit 10.4 to the Company’s Form 8-K filed April 10, 2018

10.14	Form of Management Services Agreement between Royale and RMX to be entered upon Second Closing of Contribution Agreement, filed as Exhibit 10.5 to the Company’s Form 8-K filed April 10, 2018

10.15	Purchase and Sale Agreement between Sunny Frog Oil, LCC, and REF (November 27, 2017) , filed as Exhibit 10.6 to the Company’s Form 8-K filed April 10, 2018

10.16	Letter Agreement by and among RMX, CIC< Royale, REF and Matrix (April 12, 2018), filed as Exhibit 2.1 to the Company’s Form 8-K filed April 17, 2018

10.17	Executive Employment Agreement between the Rod Eson and the Company, filed as Exhibit 5.1 to the Company’s Form 8-K filed July 6, 2018

10.18	Royale Energy, Inc., 2018 Equity Incentive Plan, filed as Exhibit 99.1 to the Company’s Form S-8 filed October 29, 2018

10.19	Executive Employment Agreement between the Company and Johnny Jordan, filed as Exhibit 10.2 to the Company’s Form S-8 filed October 29, 2018

10.20	Employment Agreement between the Company and Thomas M. Gladney, filed as Exhibit 10.3 to the Company’s Form S-8 filed October 29, 2018

10.21	Employment Agreement between the Company and Jonathan Gregory, filed as Exhibit 10.4 to the Company’s Form S-8 filed October 29, 2018

10.22	Employment Agreement between the Company and Harry E. Hosmer, filed as Exhibit 10.5 to the Company’s Form S-8 filed October 29, 2018

10.23	Employment Agreement between the Company and Barry Lasker, filed as Exhibit 10.6 to the Company’s Form S-8 filed October 29, 2018

10.24	Employment Agreement between the Company and Mel. G. Riggs, filed as Exhibit 10.7 to the Company’s Form S-8 filed October 29, 2018

10.25	Employment Agreement between the Company and Robert Vogel, filed as Exhibit 10.8 to the Company’s Form S-8 filed October 29, 2018

10.26	Employment Agreement between the Company and Michael McCaskey, filed as Exhibit 10.9 to the Company’s Form S-8 filed October 29, 2018

10.27	Employment Agreement between the Company and Jeffrey Kerns, filed as Exhibit 10.10 to the Company’s Form S-8 filed October 29, 2018

10.28	Incentive Stock Option Agreement between the Company and Stephen M. Hosmer, filed as Exhibit 10.11 to the Company’s Form S-8 filed October 29, 2018

10.29

Participation Agreement between the Company and California Resources Petroleum Corporation October 17, 2018), filed herewith. Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Secretary of the Commission.

10.30	Purchase and Sale Agreement between Royale Energy, Inc., and West Coast Energy Properties Limited Partnership, filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC September 20, 2018

10.31	Letter Agreement between the Company and RMX Resources, LLC, regarding acquisition of property pursuant to the Purchase and Sale Agreement between Royale Energy, Inc., and West Coast Energy Properties

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

31.3	Rule 13a-14(a)/15d-14(a) Certification

32.1	18 U.S.C. § 1350 Certification

32.2	18 U.S.C. § 1350 Certification

32.3	18 U.S.C. § 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: November 19, 2018	/s/ Rod Eson
Rod Eson, Chief Executive Officer

Date: November 19, 2018	/s/ Johnny Jordan
Johnny Jordan, President and Chief Operating Officer

Date: November 19, 2018	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer