Form 10-K
period 2018-12-31
Royale Energy, Inc.
filed 2019-04-16
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018	Commission File No. 055912

ROYALE ENERGY, INC.

(Name of registrant in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1870 Cordell Court

El Cajon, CA 92020

(Address of principal executive offices)

Issuer’s telephone number:     619-383-6600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, 0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

At June 30, 2018, the end of the registrant’s most recently completed second fiscal quarter; the aggregate market value of common equity held by non-affiliates was $12,074,673.

At April 10, 2019, 50,411,353 shares of registrant’s Common Stock were outstanding.

ROYALE ENERGY, INC.

PART I

Item 1     Description of Business

Royale Energy, Inc. (“Royale” or the “Company”) is an independent oil and natural gas producer incorporated under the laws of Delaware.  Royale’s principal lines of business are the production and sale of oil and natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale.  Royale was incorporated in Delaware in 2017.   On December 31, 2018, Royale and its consolidated subsidiaries had 11 full time employees.

Merger with Matrix Oil Management Corporation

On March 7, 2018, Royale Energy, Inc. (“Royale”), Royale Energy Funds, Inc. (“REF”), and Matrix Oil Management Corporation (“Matrix”) and its affiliates were notified by the California Secretary of State of the filing and acceptance of agreements of merger by the California Secretary of State, to complete the previously announced merger between the companies (the “Merger”).  In the Merger, REF was merged into a newly formed subsidiary of Royale, and Matrix was merged into a second newly formed subsidiary of Royale pursuant to the Amended and Restated Agreement and Plan of Merger among REF, Royale, Royale Merger Sub, Inc., (“Royale Merger Sub”), Matrix Merger Sub, Inc., (“Matrix Merger Sub”) and Matrix (the “Merger Agreement”).  Additionally, in connection with the merger, all limited partnership interest of two limited partnership affiliates of Matrix (Matrix Permian Investments, LP, and Matrix Las Cienegas Limited Partnership), were exchanged for Royale common stock using conversion ratios according to the relative values of each partnership.  All Class A limited partnership interests of another Matrix affiliate, Matrix Investments, LP (“Matrix Investments”) were exchanged for Royale Common stock using conversion ratios according to the relative value of the Class A limited partnership interests, and $20,124,000 of Matrix Investments preferred limited partnership interests were converted into 2,012,400 shares of Series B Convertible Preferred Stock of Royale.  Another Matrix affiliate, Matrix Oil Corporation (“Matrix Operator”), was acquired by Royale by exchanging Royale common stock for the outstanding common stock of Matrix Oil Corporation using a conversion ratio according to the relative value of the Matrix Oil Corporation common stock.  Matrix, Matrix Oil Corporation and the three limited partnership affiliates of Matrix called the “Matrix Entities.”

The Merger had been previously approved by the respective holders of all outstanding capital stock of REF, Matrix, Royale, Matrix Merger Sub and Royale Merger Sub on November 16, 2017, as previously reported in our Current Report on Form 8-K dated November 16, 2017.  The Merger and related transactions are described in detail in our Current Report on Form 8-K dated March 7, 2018, and in Royale’s Current Report on Form 8-K dated March 7, 2018 (SEC File No. 000-55912).

As a result of the Merger, REF became a wholly owned subsidiary of Royale, and each outstanding share common stock of REF at the time of the Merger was converted into one share of common stock of Royale.  The common stock of Royale is traded on the Over-The-Counter QB (OTCQB) Market System (symbol ROYL).

Joint Venture with RMX Resources, LLC

On April 4, 2018, RMX Resources, LLC (“RMX”), CIC RMX LP (“CIC”), and Royale, REF, and Matrix, entered into a Subscription and Contribution Agreement (the “Contribution Agreement”) and certain other agreements contemplated therein (the “Transaction”).  The Contribution Agreement provided that Royale, REF and Matrix would contribute certain assets to RMX Resources, LLC (“RMX”), a newly formed Texas limited liability company. In exchange for its contributed assets, Royale received a 20% equity interest in RMX, an equity performance incentive interest and $20.0 million to satisfy Matrix’s current senior lender, Arena Limited SPV, LLC, in full, and to pay REF, Matrix and Royale’s trade payables and other outstanding obligations.  CIC contributed an aggregate of $25.0 million in cash to RMX in exchange for (i) an 80% equity interest in RMX,   with   preferred distributions until certain thresholds are met, (ii) a warrant (“Warrant”) to acquire up to 4,000,000 shares of Royale’s common stock at an exercise price of $0.01 per share and registration rights pursuant to a Registration Rights Agreement (“Registration Rights Agreement”).

The assets contributed by Royale and its subsidiaries included (i) all of their respective oil and gas properties located in the State of California other than certain excluded assets (the “Excluded Assets”),   (ii), the right to acquire the 50% non-operated working interest in oil and gas leases in the Sansinena and East Los Angeles fields (“Sunny Frog Acquisition Agreement”) operated by Matrix   Oil Corporation (“Matrix Operator”) and (iii) all of the stock of Matrix Operator.  The Excluded Assets include (i) 50% of Matrix’s working interest ownership in a) the City of Whittier, b) Bellevue and (ii) 100% of Matrix’s working interest in the East LA Field, the oil and gas leasehold interest, equipment and properties owned by Royale prior to February 1, 2018, and business equipment and other personal property held by Matrix Operator.

The Contribution Agreement contemplated a two-step closing and funding, with the First Closing consummated on April 4, 2018 and the Second Closing to occur by April 13, 2018.

Immediately upon execution of the Contribution Agreement and consummation of the First Closing, RMX purchased the 50% non-operated working interest in oil and gas leases in the Sansinena and East Los Angeles fields pursuant to the Sunny Frog Acquisition Agreement for approximately $15 million, pursuant to the Sunny Frog Acquisition Agreement, as amended.

As a requirement of the Contribution Agreement, Jonathan Gregory, the Chief Executive Officer of Royale, also became CEO of RMX.  Mr. Gregory entered into an employment agreement (the “Gregory Employment Agreement”) with Royale and separately with RMX.  RMX acquired Matrix Operator and its employees in order to continue the current development efforts on the property being acquired by RMX. Under the terms of a management services agreement (the “Management Services Agreement”), required by the Contribution Agreement, Royale provided RMX with its required accounting, financial reporting and analysis and regulatory support services for a payment of $180,000 per month for the first twelve months, and a fee of $150,000 per month thereafter.

On April 13, 2018, the parties consummated the second part of the Contribution Agreement and Transaction.  In connection with this second closing, the parties entered into a letter agreement related to the preliminary Settlement Statement process.  The parties agreed that, in lieu of the payment originally contemplated under Section 1.6(v) of the Contribution Agreement, the Royale Parties would receive the sum of $4,000,000, subject to adjustment. The $4,000,000 delivered at the Second Closing was an advance against amounts due the Royale Parties as Purchase Price, and the advance was subject to further adjustment in accordance with the Contribution Agreement.  In addition, the Royale Parties acknowledged that RMX and CIC retained all rights to pursue any claims for indemnification that may arise from breaches with respect to the matters described therein.

In this Annual Report, “Royale” and the “Company” refer to Royale Energy, Inc., the Delaware corporation. Financial information for 2018 is reported for Royale on a consolidated basis including the following subsidiaries:

      ◦ Royale Energy Funds, Inc

      ◦ Matrix Permian Investment, L.P.

      ◦ Matrix Las Cienegas L.P.

      ◦ Matrix Investment, L.P.

      ◦ Royale DWI Investors, LLC1

      ◦ Matrix Oil Management, Corp.

      ◦ Matrix Pipeline, L.P. (Limited Partner only, General Partner is Matrix Oil Corp. part of the RMX Joint Venture)

Financial information, including the financial statements as of December 31, 2017, is reported for REF unless reference is specifically made to financial information for one or more of the Matrix Entities prior to the merger. Prior to 2018, REF was registered with the SEC under the Securities Exchange Act of 1934 and filed reports under Royale Energy Funds, Inc., SEC File No. 0-22750.

Royale Energy, Inc.

Royale and its subsidiaries own wells and leases located mainly in the Sacramento Basin and San Joaquin Basin in California as well as in Utah, Texas, Oklahoma, and Louisiana.  Royale usually sells a portion of the working interest in each well it drills or participates in to third party investors and retains a portion of the prospect for its own account.  Selling part of the working interest to others allows Royale to reduce its drilling risk by owning a diversified inventory of properties with less of its own funds invested in each drilling prospect, than if Royale owned all the working interest and paid all drilling and development costs of each prospect itself.  Royale generally sells working interests in its prospects to accredited investors in exempt securities offerings.  The prospects are bundled into multi-well investments, which permit the third party investors to diversify their investments by investing in several wells at once instead of investing in single well prospects.

1Royale DWI Investors, LLC, is a California limited liability company formed in 2017 to hold legal title to certain oil and gas working interests which Royale owns for the benefit of its working interest investors.

During its fiscal year ended December 31, 2018, Royale continued to explore and develop natural gas properties with a concentration in California.  Additionally, we own proved developed producing and non-producing reserves of oil and natural gas in Utah, Texas, Oklahoma and Louisiana, as well as holding an overriding royalty interest in a discovery in Alaska.  In 2018, Royale drilled four natural gas wells in northern California, two of which were commercially productive.  Royale’s estimated total reserves were approximately 9.9 and 2.1 BCFE (billion cubic feet equivalent) at December 31, 2018 and 2017, respectively.  According to the reserve reports furnished by Netherland, Sewell & Associates, Inc., Royale’s independent petroleum engineers, the undiscounted net reserve value of its proved developed and undeveloped reserves was approximately $57.8 million at December 31, 2018, based on the average West Texas intermediate spot price of $65.56 per barrel and the natural gas average Henry Hub spot price of $3.10 per MCF.  Netherland, Sewell & Associates, Inc. supplied reserve value estimates for the Company’s California, Texas, Oklahoma, Utah and Louisiana properties.

Of course, net reserve value does not represent the fair market value of our reserves on that date, and we cannot be sure what return we will eventually receive on our reserves.  Net reserve value of proved developed and undeveloped reserves was calculated by subtracting estimated future development costs, future production costs and other operating expenses from estimated net future cash flows from our developed and undeveloped reserves.

Our standardized measure of discounted future net cash flows at December 31, 2018, was estimated to be $30,645,914.  This figure was calculated by subtracting our estimated future income tax expense from the net reserve value of proved developed and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows.  A detailed calculation of our standardized measure of discounted future net cash flow is contained in Supplemental Information about Oil and Gas Producing Activities – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities, page F- 32.

Royale reported a gain on turnkey drilling in connection with the drilling of wells on a “turnkey contract” basis in the amount of $2,558,716 and $1,487,824 for the years ended December 31, 2018 and 2017, respectively.

In addition to Royale’s own staff, Royale hires independent contractors to drill, test, complete and equip the wells that it drills.  Approximately 48.7% of Royale’s total revenue for the year ended December 31, 2018, came from sales of oil and natural gas from production of its wells in the amount of $1,599,362.  In 2017, this amount was $554,235, which represented 55.0% of Royale’s total revenues.

Plan of Business

Royale acquires interests in oil and natural gas reserves and sponsors private joint ventures.  Royale believes that its stockholders are better served by diversification of its investments among individual drilling prospects.  Through its sale of joint ventures, Royale can acquire interests and develop oil and natural gas properties with greater diversification of risk and still receive an interest in the revenues and reserves produced from these properties.  By selling some of its working interest in most projects, Royale decreases the amount of its investment in the projects and diversifies its oil and gas property holdings, to reduce the risk of concentrating a large amount of its capital in a few projects that may not be successful.

After acquiring the leases or lease participation, Royale drills or participates in the drilling of development and exploratory oil and natural gas wells on its property.  Royale pays its proportionate share of the actual cost of drilling, testing, and completing the project to the extent that it retains all or any portion of the working interest.

Royale also may sell fractional working interests in undeveloped wells to finance part of the drilling cost. A drilling contract that calls for a company to drill a well, for a fixed price, to a specified depth or geological formation is called a “turnkey contract.” When Royale sells fractional working interests in unproved property to raise capital to drill oil and natural gas wells, generally it agrees to drill these wells on a turnkey contract basis, so that the holders of the fractional interests prepay a fixed amount for the drilling and completion of a specified number of wells.  Under a turnkey contract, Royale may record a gain if total funds received to drill a well were more than the actual cost to drill those wells including costs incurred on behalf of the participants and costs incurred for its own account.

Although Royale’s operating agreements do not usually address whether investors have a right to participate in subsequent wells in the same area of interest as a proposed well, it is the Company’s policy to offer to investors in a successful well the right to participate in subsequent wells at the same percentage level as their working interest investment in the prior successful well.

Our policy for turnkey drilling agreements is to recognize a gain on turnkey drilling programs after our obligations have been fulfilled, and a gain is only recorded when funds received from participants are in excess of all costs Royale incurs during the drilling programs (e.g., lease acquisition, exploration and development costs), including costs incurred on behalf of participants and costs incurred for its own account.  See Note 1 to our Financial Statements, at page F-9.

Once drilling has commenced, it is generally completed within 10-30 days.  See Note 1 to Royale’s Financial Statements, at page F-9.  Royale maintains internal records of the expenditure of each investor’s funds for drilling projects.

Royale generally operates the wells it completes.  As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements.  For the year ended December 31, 2018, Royale charged overhead from operation of the wells in the amount of $299,646 for the year, which were an offset to general and administrative expenses.  In 2017, the amount was $197,020.  At December 31, 2018, Royale operated 24 natural gas wells in California. Royale also has non-operating interests in seven oil and gas wells in California, three natural gas wells in Utah, four oil and gas wells in Texas, two in Oklahoma and one in Louisiana.

Royale currently sells most of its California natural gas production through PG&E pipelines to independent customers on a monthly contract basis, while some gas is delivered through privately owned pipelines to independent customers. Since many users are willing to make such purchase arrangements, the loss of any one customer would not affect our overall sales operations.

All oil and natural gas properties are depleting assets in which production naturally decreases over time as the finite amount of existing reserves are produced and sold.  It is Royale’s business as an oil and natural gas exploration and production company to continually search for new development properties.  The Company’s success will ultimately depend on its ability to continue locating and developing new oil and natural gas resources.  Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have fluctuated unpredictably throughout the year.

Competition, Markets and Regulation

Competition

The exploration and production of oil and natural gas is an intensely competitive industry.  The sale of interests in oil and gas projects, like those Royale sells, is also very competitive.  Royale encounters competition from other oil and natural gas producers, as well as from other entities that invest in oil and gas for their own account or for others, and many of these companies are substantially larger than Royale.

Markets

Market factors affect the quantities of oil and natural gas production and the price Royale can obtain for the production from its oil and natural gas properties.  Such factors include: the extent of domestic production; the level of imports of foreign oil and natural gas; the general level of market demand on a regional, national and worldwide basis; domestic and foreign economic conditions that determine levels of industrial production; political events in foreign oil-producing regions; and variations in governmental regulations including environmental, energy conservation, and tax laws or the imposition of new regulatory requirements upon the oil and natural gas industry.

Regulation

Federal and state laws and regulations affect, to some degree, the production, transportation, and sale of oil and natural gas from Royale’s operations.  States in which Royale operates have statutory provisions regulating the production and sale of oil and natural gas, including provisions regarding deliverability.  These statutes, along with the regulations interpreting the statutes, generally are intended to prevent waste of oil and natural gas, and to protect correlative rights to produce oil and natural gas by assigning allowable rates of production to each well or proration unit.

The exploration, development, production and processing of oil and natural gas are subject to various federal and state laws and regulations to protect the environment.  Various federal and state agencies are considering, and some have adopted, other laws and regulations regarding environmental controls that could increase the cost of doing business.  These laws and regulations may require: the acquisition of permits by operators before drilling commences; the prohibition of drilling activities on certain lands lying within wilderness areas or where pollution arises; and the imposition of substantial liabilities for pollution resulting from drilling operations, particularly operations in offshore waters or on submerged lands.  The cost of oil and natural gas development and production also may increase because of the cost of compliance with such legislation and regulations, together with any penalties resulting from failing to comply with the legislation and regulations.  Ultimately, Royale may bear some of these costs.

Presently, Royale does not anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect on capital expenditures, earnings, or its competitive position in the oil and natural gas industry; however, changes in the laws, rules or regulations, or the interpretation thereof, could have a materially adverse effect on Royale’s financial condition or results of operation.

REF has filed quarterly, yearly and other reports with the Securities Exchange Commission, and Royale will continue filing these reports as REF’s successor in interest.  You may obtain a copy of any materials filed by Royale with the SEC at 100 F Street, N.W., Washington, D.C. 20549, by calling 1-800-SEC-0300.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Royale also provides access to its SEC reports and other public announcements on its website, http://www.royl.com.

Item 2     Description of Property

Since 1993, Royale has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California.  In 2018, Royale drilled four developmental natural gas wells in northern California.

Following industry standards, Royale generally acquires oil and natural gas acreage without warranty of title except as to claims made by, though, or under the transferor.  In these cases, Royale attempts to conduct due diligence as to title before the acquisition, but it cannot assure that there will be no losses resulting from title defects or from defects in the assignment of leasehold rights.  Title to property most often carries encumbrances, such as royalties, overriding royalties, carried and other similar interests, and contractual obligations, all of which are customary within the oil and natural gas industry.

Following is a discussion of Royale’s significant oil and natural gas properties.  Reserves at December 31, 2018, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc., registered professional petroleum engineers, in accordance with reports submitted to Royale on February 20, 2019.

California

Royale owns lease interests in nine gas fields with locations ranging from Glenn County in the north to Madera County in the south, in the Sacramento Basin in California.  At December 31, 2018, Royale operated 24 wells and owns interests in 10 non-operated wells in Northern California and 28 non-operated wells in Southern and Central California. Our California estimated total proven, developed, and undeveloped net reserves are approximately 9.9 BCFE, according to Royale’s independently prepared reserve report as of December 31, 2018

Developed and Undeveloped Leasehold Acreage

As of December 31, 2018, Royale owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	5,092.76	3,890.17	11,431.00	3,308.42
All Other States	10,212.89	9,015.13	7,121.00	6,609.00
Total	15,305.65	12,905.30	18,552.00	9,917.42

Gross and Net Productive Wells

As of December 31, 2018, Royale owned interests in the following oil and gas wells in both gross and net acreage:

	Gross Wells	Net Wells
Natural Gas	40.00	15.96
Oil	56.00	21.07
Total	96.00	37.03

Drilling Activities

The following table sets forth Royale’s drilling activities during the years ended December 31, 2018 and 2017.  All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2017	Exploratory	-	-	-	-	-
	Developmental	4	3	1	0.0028	0.0000

2018	Exploratory	-	-	-	-	-
	Developmental	4	2	2	0.1464	0.0000

a)

An exploratory well is one that is drilled in search of new oil and natural gas reservoirs, or to test the boundary limits of a previously discovered reservoir. A developmental well is one drilled on a previously known productive area of an oil and natural gas reservoir with the objective of completing that reservoir.

b)	Gross wells represent the number of actual wells in which Royale owns an interest. Royale’s interest in these wells may range from 1% to 100%.
c)	A producing well is one that produces oil and/or natural gas that is being purchased on the market.
d)	A dry well is a well that is not deemed capable of producing hydrocarbons in paying quantities.
e)

One “net well” is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as a whole number or a fraction.

Production

The following table summarizes, for the periods indicated, Royale’s net share of oil and natural gas production, average sales price per barrel (BBL), per thousand cubic feet (MCF) of natural gas, and the MCF equivalent (MCFE) for the barrels of oil based on a 6 to 1 ratio of the price per barrel of oil to the price per MCF of natural gas.  “Net” production is production that Royale owns either directly or indirectly through partnership or joint venture interests produced to its interest after deducting royalty, limited partner or other similar interests.  Royale generally sells its oil and natural gas at prices then prevailing on the “spot market” and does not have any material long term contracts for the sale of natural gas at a fixed price.

	2018	2017
Net volume
Oil (BBL)	18,570	102
Gas (MCF)	135,396	190,111
MCFE	246,816	190,723

Average sales price
Oil (BBL)	$64.10	$46.07
Gas (MCF)	$2.85	$2.89

Net production costs and taxes	$1,613,368	$435,637

Lifting costs (per MCFE)	$6.54	$2.28

Net Proved Oil and Natural Gas Reserves

As of December 31, 2018, Royale had proved developed reserves of 1,915 MMCF and total proved reserves of 2,986 MMCF of natural gas on all of the properties Royale leases.  For the same period, Royale also had proved developed oil and natural gas liquid combined reserves of 149 MBBL and total proved oil and natural gas liquid combined reserves of 1,146 MBBL.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3     Legal Proceedings

None.

Item 4     Mine Safety Disclosures

Not Applicable

PART II

Item 3     Defaults Upon Senior Securities

On August 2, 2016, the Company issued two unsecured convertible promissory notes for a total principal amount of $1,580,000 to two investors.  See Capital Resources and Liquidity, page 17.  On August 2, 2017, the notes became due and payable and remained due and payable on December 31, 2017.  On February 28, 2018, one of the notes, for $300,000, was converted to 750,000 shares of common stock immediately prior to the Merger (a conversion price of $0.40 per share).  Also, on February 28, 2018, Royale reached a settlement of a dispute with the second investor regarding his advance of $1.28 million.  In the settlement, Royale has agreed to pay $1.9 million to the investor, who in turn did not receive shares of the Company’s common stock on conversion of this investment.  In the settlement, Royale also cancelled a two year warrant issued to the second investor to purchase 1,066,667 of Royale common stock at $0.80 per share.

Item 5     Market for Common Equity and Related Stockholder Matters

Royale’s Common Stock is traded on the OTC QB Market. Prior to March 7, 2018, REF’s Common Stock was traded under the symbol “ROYL”, and since March 8, 2018, Royale’s Common Stock has traded under the symbol “ROYL”.   As of December 31, 2018, 49,421,387 shares of Royale’s Common Stock were held by approximately 5,018 stockholders.  As of December 31, 2017, 21,850,387 shares of REF’s Common Stock were held by approximately 4,928 stockholders. The following table reflects the high and low quarterly closing sales prices on the Nasdaq Stock Market and OTC QB Market from January 2017 through March 7, 2018, and of Royale from March 8, 2018, through December,

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2017	0.65	0.50	0.50	0.32	0.44	0.33	0.45	0.34
2018	0.49	0.35	0.45	0.36	0.47	0.37	0.36	0.13

Transfer Agent

The company has engaged the services of American Stock Transfer & Trust company as its transfer agent.

Dividends

The Board of Directors did not issue cash dividends in either 2018 or 2017. The Board of Directors did declare dividends during 2018 on the preferred stock to be Paid In Kind (“PIK”) of 59,461 shares par value $594,613. At year-end, these shares have not been issued.

Recent Sales of Unregistered Securities

On October 29, 2018 the company filed Form S-8 to register up to 3,235,824 shares of common stock for compensation.

Item 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale’s Financial Statements and Notes thereto and other financial information relating to Royale included elsewhere in this document.

Since 1993, Royale has primarily acquired and developed producing and non-producing natural gas properties in California.   In 2004, Royale began developing leases in Utah and in 2012 began acquiring leases in Alaska.  The most significant factors affecting the results of operations are (i) the merger with Matrix in March 2018, (ii) the sale of certain oil and gas assets to RMX Resources, LLC, (iii) changes in oil and natural gas production levels and reserves, and (iv) turnkey drilling activities.

Merger with Matrix Oil Management Corporation

On March 7, 2018, Royale, REF, and Matrix and its affiliates were notified by the California Secretary of State of the filing and acceptance of agreements of merger by the California Secretary of State, to complete the previously announced merger between the companies described in Item 1 – Description of Business – Merger with Matrix Oil Management Corporation.

Joint Venture with RMX Resources, LLC

On April 4 and April 13, 2018, Royale contributed certain assets to RMX Resources, LLC pursuant to a Contribution Agreement described in Item 1 – Description of Business – Joint Venture with RMX Resources, LLC.

Critical Accounting Policies

Revenue Recognition

Royale’s primary business is oil and gas production.  Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered transportation and customer pipelines.  Monthly, price data and daily production are used to invoice customers for amounts due to Royale and other working interest owners.  Royale operates most of its own wells and receives industry standard operator fees. These Supervisory fees are recognized as a reduction to the company’s General and Administrative expenses.

Royale generally sells crude oil and natural gas under short-term agreements at prevailing market prices. Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

Revenues from the production of oil and natural gas properties in which the Royale has an interest with other producers are recognized on the basis of Royale’s net working interest. Differences between actual production and net working interest volumes are not significant.

Royale’s financial statements include its pro rata ownership of wells.  Royale usually sells a portion of the working interest in each well it drills or participates in to third party investors and retains a portion of the prospect for its own account.   All results, successful or not, are included at its pro rata ownership amounts: revenue, expenses, assets, and liabilities as defined in FASB ASC 932-323-25 and 932-360.

The Company records amounts received from the Master Service Agreement (“MSA”) with RMX for providing land, engineering, accounting and back-office support as part of revenues. Revenues earned under the MSA are recorded at the end of each month that services were performed in conformity with the Agreement with an offsetting receivable from the RMX joint venture. The service fee income is treated as earned at the end of each month that services are performed as provided by contract.

Equity Method Investments

Investments in entities over which the Company has significant influence, but not control, are accounted for using the equity method of accounting. Income from equity method investments represents Royale’s proportionate share of net income generated by the equity method. Equity method investments are included as noncurrent assets on the consolidated balance sheet.

Business Combinations

From time-to-time, the Company acquires businesses in the oil and gas industry. Businesses are included in the consolidated financial statements from the date of acquisition. We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (1) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (2) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we report provisional amounts for the items for which the accounting is incomplete. The measurement or allocation period ends once we receive the information we are seeking; however, this period will generally not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. We recognize third-party transaction related costs as expense currently in the period in which they are incurred.

Fair value considerations include the evaluation of the underlying documentation supporting receivables, property, other assets and liabilities. If the documentation and support for a receivable or other asset represented by the seller is not deemed acceptable by the Company’s auditors, the receivable or other asset is not considered in the purchase price until such time as the receivable or other asset can be proven to a level acceptable to the Company’s auditors.

Any receipts by the company of cash or other assets, subsequent to the transaction date for which the merger documentation was considered insufficient at the time of the merger, the company recognizes as a current liability. At such time as the documentation is deemed acceptable, the liability is relieved with a credit to earnings in the period of determination.

When the Company pays more than fair market value for an asset, it records the overage as an intangible asset (“goodwill”). In the event that the Company pays less than fair market value for an asset(s) this results in “negative goodwill” or a so called “bargain purchase”. In the event of a bargain purchase, the Company will reevaluate the fair market value of the asset(s) being acquired until such time as there is no negative goodwill. We evaluate goodwill for impairment annually as of December 31st, or when an indicator of impairment exists. We compare the fair value of our reporting units with the carrying value, including goodwill. We recognize an impairment charge for the amount by which the carrying value exceeds a reporting unit’s fair value, not to exceed the total amount of recorded goodwill, as applicable.

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

Royale uses the “successful efforts” method to account for its exploration and production activities.  Under this method, Royale accumulates its proportionate share of costs on a well-by-well basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred, and capitalizes expenditures for productive wells.  Royale amortizes the costs of productive wells under the unit-of-production method.

Royale carries, as an asset, exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where Royale is making sufficient progress assessing the reserves and the economic and operating viability of the project.  Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred.

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

Production costs are expensed as incurred. Production involves lifting the oil and gas to the surface and gathering, treating, field processing and field storage of the oil and gas. The production function normally terminates at the outlet valve on the lease or field production storage tank. Production costs are those incurred to operate and maintain Royale’s wells and related equipment and facilities. They become part of the cost of oil and gas produced. These costs, sometimes referred to as lifting costs, include such items as labor costs to operate the wells and related equipment; repair and maintenance costs on the wells and equipment; materials, supplies and energy costs required to operate the wells and related equipment; and administrative expenses related to the production activity. Proved oil and gas properties held and used by Royale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Royale estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using annually updated evaluation assumptions for crude oil commodity prices.  Annual volumes are based on field production profiles, which are also updated annually. Prices for natural gas and other products are based on assumptions developed annually for evaluation purposes.

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During 2018 and 2017, impairment losses of $1,183,515 and $289,775, respectively, were recorded on various capitalized lease and land costs where the carrying value exceeded the fair value or where the leases were no longer viable.

Significant unproved properties are assessed for impairment individually, and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that Royale expects to hold the properties.  The valuation allowances are reviewed at least annually.

Upon the sale or retirement of a complete field of a proved property, Royale eliminates the cost from its books, and the resultant gain or loss is recorded to Royale’s Statement of Operations.  Upon the sale of an entire interest in an unproved property where the property has been assessed for impairment individually, a gain or loss is recognized in Royale’s Statement of Operations.  If a partial interest in an unproved property is sold, any funds received are accounted for as a recovery of the cost in the interest retained with any excess funds recognized as a gain. Should Royale’s turnkey drilling agreements include unproved property, total drilling costs incurred to satisfy its obligations are recovered by the total funds received under the agreements.  Any excess funds are recorded as a Gain on Turnkey Drilling Programs, and any costs not recovered are capitalized and accounted for under the “successful efforts” method.

Royale sponsors turnkey drilling agreement arrangements in unproved properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as Deferred Drilling Obligations, and then reduced as costs to complete its obligations are incurred with any excess booked against its property account to reduce any basis in its own interest.  Gains on Turnkey Drilling Programs represent funds received from turnkey drilling participants in excess of all costs Royale incurs during the drilling programs (e.g., lease acquisition, exploration and development costs), including costs incurred on behalf of participants and costs incurred for its own account; and are recognized only upon making this determination after Royale’s obligations have been fulfilled.

The contracts require the participants pay Royale the full contract price upon execution of the agreement.   Royale completes the drilling activities typically between 10 and 30 days after drilling begins.  The participant retains an undivided or proportional beneficial interest in the property, and is also responsible for its proportionate share of operating costs.  Royale retains legal title to the lease.  The participants purchase a working interest directly in the well bore.

In these working interest arrangements, the participants are responsible for sharing in the risk of development, but also sharing in a proportional interest in rights to revenues and proportional liability for the cost of operations after drilling is completed.

Since the participant’s interest in the prospect is limited to the well, and not the lease, the investor does not have a legal right to participate in additional wells drilled within the same lease.  However, it is the Company’s policy to offer to participants in a successful well the right to participate in subsequent wells at the same percentage level as their working interest investment in the prior successful well with similar turnkey drilling agreement terms.

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The company records a liability for all funds invested as deferred drilling obligations until each individual well is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At December 31, 2018 and 2017, Royale had deferred drilling obligations of $6,213,283 and $5,891,898 respectively.

If Royale is unable to drill the wells, and a suitable replacement well is not found, Royale would retain the non-refundable portion of the contract and return the remaining funds to the participant.  Included in cash and cash equivalents are amounts for use in completion of turnkey drilling programs in progress.

Losses on properties sold are recognized when incurred or when the properties are held for sale and the fair value of the properties is less than the carrying value.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates pertain to proved oil, plant products and gas reserve volumes and the future development costs.  Actual results could differ from those estimates.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects, calculated at currently enacted rates, of (a) future deductible/taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements or income tax returns, and (b) operating loss and tax credit carry forwards.  All available evidence, both positive and negative, must be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed.  The Company uses information about the Company’s financial position and its results of operations for the current and preceding years.

The Company must use its judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.

Future realization of a tax benefit sometimes will be expected for a portion, but not all, of a deferred tax asset, and the dividing line between the two portions may be unclear. In those circumstances, application of judgment based on a careful assessment of all available evidence is required to determine the portion of a deferred tax asset for which it is more likely than not a tax benefit will not be realized.

Going Concern

At December 31, 2018, the Company has an accumulated deficit of $71,050,426, a working capital deficiency of $5,471,153 and a stockholders’ equity of $2,740,958. As a result, our financial statements include a “going concern qualification” reflecting substantial doubt as to our ability to continue as a going concern. See Note 1 to our audited financial statements.  We have merged with Matrix to increase efficiency and reduce costs to both companies, thereby allowing a return to positive cash flow.  We are exploring commitments to provide additional financing, but there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2019 drilling budget and to support future operations.

Results of Operations for the Twelve Months Ended December 31, 2018, as Compared to the Twelve Months Ended December 31, 2017

The merger between Royale Energy and Matrix Oil Management was completed during the first quarter of 2018.  For the year in 2018, the consolidated amounts represented here are for the full year for Royale Energy, Inc. and the ten month period for Matrix Oil Management and its subsidiaries.

For the year ended December 31, 2018, we had a net loss of $23,504,327 compared to the net loss of $2,427,169 during the year in 2017. For the year in 2018, we had a loss from operations of $3,204,056, the major components of the remaining $20,300,271 net loss during the year were:

Gain on Settlement of Accounts Payable	287,134
Loss on Sale of Assets, net	(19,199,045)
Loss on Issuance of Warrants	(1,439,990)
Interest Expense	(177,171)
Gain on Investment in Joint Venture	333,931
Other Loss – Major Components	$(20,195,141)

The majority of the loss on sale of assets of $20,092,402 was recorded upon the transfer of oil and gas properties to RMX and surface rights in exchange for cash and a 20 percent working interest in RMX under the Contribution Agreement, along with subsequent purchase price adjustments. This loss was offset by a $550,000 gain on the sale of seismic data and a $334,661 gain on the sale of previously owned Matrix leases. Under the Contribution Agreement, we also issued warrants to acquire 4,000,000 shares of Royale common stock and recorded a loss of $1,439,990.  The gain on investment in joint venture of $333,931 represents Royale’s share of RMX’s net income from operations through the year ended December 31, 2018.    See Note 2 – Formation of RMX and Asset Contribution.

During the year in 2018, revenues from oil and gas production increased $1,045,127 or 188.6% to $1,599,362 from the 2017 revenues of $554,235.  This increase was due to higher production volumes associated with the merger.  The net sales volume of oil for the year ended December 31, 2018, was approximately 18,570 barrels with an average price of $64.10 per barrel, versus 102 barrels with an average price of $46.07 per barrel for the same period in 2017.  This represents an increase in net sales volume of 18,468 barrels. The net sales volume of natural gas for the year ended December 31, 2018, was approximately 135,396 Mcf with an average price of $2.85 per Mcf, versus 190,111 Mcf with an average price of $2.89 per Mcf for the same period in 2017.  This represents a decrease in net sales volume of 54,715 Mcf or 28.8%.  The decrease in natural gas production volume was due to several of our operated wells being offline during the year in 2018 due to new pipeline equipment requirements by Pacific Gas & Electric and to the natural declines of our remaining wells.

Oil and natural gas lease operating expenses increased by $1,177,731 or 270.4%, to $1,613,368 for the year ended December 31, 2018, from $435,637 for the year in 2017.  This was higher due to the increase in the number of wells operated by the Company during the period in 2018, related to the merger.  When measuring lease operating costs on a production or lifting cost basis, in 2018, the $1,613,368 equates to a $6.54 per MCFE lifting cost versus a $2.28 per MCFE lifting cost in 2017, a 160.2% increase, due to higher operating costs related to non-operated wells in 2018.

The aggregate of supervisory fees and other income was $1,683,679 for year ended December 31, 2018, an increase of $1,230,535 or 271.6% from $453,144 during the year in 2017. This increase was mainly due to the receipt of service agreement fees through an arrangement with RMX Resources, LLC.

Depreciation, depletion and amortization expense increased to $722,935 from $116,017, an increase of $606,918 or 523.1% for the year ended December 31, 2018, as compared to the year in 2017. The depletion rate is calculated using production as a percentage of reserves.  This increase in depreciation expense was due to the increase in the number of wells and related equipment operated by the Company as a result of the merger consolidation.

General and administrative expenses increased by $1,130,379 or 56.4% from $2,005,630 for the year ended December 31, 2018, to $3,136,009 for the year in 2018. This increase was primarily due to merger related increases in employee associated costs of $631,896 and outside consulting of $563,452 when compared to 2017.  Legal and accounting expense decreased to $1,391,037 for the year in 2018, compared to $1,540,190 for the year in 2017, a $149,153 or 9.7% decrease.  This decrease was primarily due to lower legal and accounting fees related to the Matrix merger, which concluded during the first quarter. Marketing expense for the year ended December 31, 2018, increased $71,981, or 26.8%, to $340,641, compared to $268,660 for the year in 2017.  Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

At December 31, 2018, Royale Energy had a Deferred Drilling Obligation of $6,213,283.  During 2018, we disposed of $6,128,615 of drilling obligations upon completing the drilling of four natural gas wells in Northern California, while incurring expenses of $3,569,899, resulting in a gain of $2,558,716. At December 31, 2017, Royale had a deferred drilling obligation of $5,891,898.  During 2017, we disposed of $5,934,604 of obligations relating to 2016, upon completing the drilling of three developmental natural gas wells and participating in the drilling of an additional developmental oil well, while incurring expenses of $4,446,780.  This resulted in a gain of $1,487,824.

During 2018, we recorded a gain on investment in joint venture of $333,931 as our 20% share of RMX Resources, LLC’s period net income of $1,669,654, see discussion in Note 2.  During 2018, we also recorded a $105,130 loss on derivative instruments, reflecting the period end market-to market changes in the fair value positions, related to Matrix operations prior to the conclusion of the merger.  During the year ended December 31, 2018 and 2017, we recorded gains of $287,134 and $73,325, respectively, on the settlement of accounts payable.  Impairment losses of $1,183,515 and $289,775 were recorded in 2018 and 2017, respectively.  We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense.  In 2017, the impairments were on various capitalized leases that were no longer viable.  During the years in 2018 and 2017, we recorded write downs of $9,790 and $16,375, respectively on certain well equipment that was no longer useable.

Bad debt expense for 2018 and 2017 were $648,518 and $164,145, respectively.  The expenses in 2018 and 2017 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our year-end oil and natural gas reserve values.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.

Interest expense increased to $177,171 for the year ended December 31, 2018, from $159,268 in 2017, a $17,903 increase.  This increase resulted from interest accrued on the term loan agreement originated by Matrix.  Further details concerning this agreement can be found in Capital Resources and Liquidity, below.

In 2018 and 2017, we did not have an income tax expense due to the use of a percentage depletion carryover valuation allowance created from the current and past operations resulting in an effective tax rate less than the new federal rate of 21% plus the relevant state rates (mostly California, 8.8%).

Capital Resources and Liquidity

At December 31, 2018, Royale had current assets totaling $8,258,012 and current liabilities totaling $14,983,369, a $6,725,357 working capital deficit.  We had cash and cash equivalents at December 31, 2018 of $1,853,742 and restricted cash of $4,501,300 compared to cash and cash equivalents of $278,227 and restricted cash of $3,060,466 at December 31, 2017.

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

At December 31, 2018, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $1,411,144, compared to $764,015 at December 31, 2017, a $647,129 increase.  This increase was mainly due to receivables from an affiliate for contracted services and an industry partner for drilling operations.  At December 31, 2018, revenue receivable was $316,974, an increase of $210,967, compared to $106,007 at December 31, 2017, due to higher oil and gas production volumes on wells that were drilled or came back on production in 2018.  At December 31, 2018, our accounts payable and accrued expenses totaled $4,895,533, an increase of $256,654 from the accounts payable at December 31, 2017 of $4,638,879, mainly related to drilling of one well at year end 2018 and operations related trade accounts payable.

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

In conjunction with the Purchase and Sale Agreement on June 15, 2016, Matrix Oil Management Corp entered into a term loan agreement with Arena Limited SPV, LLC (Term Loan) for approximately $12.4 million. The proceeds of the term loan were used for the approximately 50% working interest purchase of the oil and gas properties noted above in the Purchase and Sale Agreement, the payoff of the existing Credit Facility, payment of legal and other loan costs, and other working capital needs of the Company as defined in the loan agreement. The original maturity date of the Term Loan was June 15, 2018, it was secured by the assets of Matrix, and contained financial covenants commencing June 30, 2016 and thereafter, as defined in the term loan agreement. The Term Loan contained preferential payment requirements in advance of the amounts outstanding under the subordinated notes payable to partners, as defined in the term loan agreement.  The Term Loan Agreement called for interest at the rate of nine percent (9%) plus the adjusted LIBOR Rate computed on a daily basis.  The loan balance as of March 31, 2018 was $11,140,749.  The Company recognized $164,401 in interest expense for the period ended March 31, 2018.  In April 2018 pursuant to the Contribution Agreement, this loan agreement was paid in full.

We have not engaged in hedging activities or use derivative instruments to manage market risks.

The following schedule summarizes our known contractual cash obligations at December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total Obligations	2019	2020	2021	2022	Beyond

Office Leases	$489,983	$217,224	$127,355	$131,602	$13,802	$-

Operating Activities.  For the years ended December 31, 2018 and 2017, cash used by operating activities totaled $2,865,829 and $1,199,439, respectively.  This $1,666,390 or 138.9% increase in cash used was due to higher receivables from an affiliate for contracted services, an industry drilling partner accounts and revenue receivables due to higher production volumes. It was also higher in 2018 due to higher merger related royalty and affiliate payables.

Investing Activities.   Net cash provided by investing activities totaled $8,183,844 for the year ended December 31, 2018.  Net cash used by investing activities totaled $456,466 for the year ended December 31, 2017. The difference in cash during the year in 2018 was due to approximately $4 million in cash received in the merger and for the oil and gas asset sale and contribution in the formation of RMX Resources, LLC, discussed previously. In 2018, we also received $550,000 on the sale of a seismic license and approximately $412,000 for the sale of various lease interests previously owned by Matrix. During the year in 2018, we also received approximately $6.5 million in direct working interest investor turnkey drilling investments, while in 2017 we received approximately $3.9 million. Additionally, our turnkey drilling expenditures were higher in 2017, where we drilled three natural gas wells and participated in the drilling of an oil well, while in 2018 we drilled four natural gas wells and completed two, due to formation difficulties in one well and the other was dry.

Financing Activities.  Net cash used by financing activities totaled $2,301,666 in 2018, mainly due to the $1.9 million settlement payment for the cash advances on pending transactions. In 2018, we also paid $274,920 for principal and fee payments on the Matrix originated term loan agreement.  In 2018, we paid $126,746 on a note payable to an industry partner for lease operating and plugging and abandonment costs. No net cash was provided or used in financing activities during 2017.

Changes in Reserve Estimates

During 2018, our overall proved developed and undeveloped natural gas reserves increased by 40.1% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately .40 million cubic feet of natural gas.  This downward revision was mainly the result of one location with previously estimated proved undeveloped natural gas reserves which the Company had decided not to drill.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-29.

During 2017, our overall proved developed and undeveloped reserves increased by 4% and our previously estimated proved developed and undeveloped reserve quantities were revised upward by approximately .31 million cubic feet of natural gas.  This upward revision reflected higher than previously estimated proved producing and non-producing natural gas reserves at eight California wells and one Utah well.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-29.

Item 7A     Qualitative and Quantitative Disclosures About Market Risk

Royale is exposed to market risk from changes in commodity prices and in interest rates.  In 2018, we sold a majority of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline.  In 2018, our natural gas revenues were approximately $385,800 with an average price of $2.85 per MCF.  At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $38,580.  We currently do not sell any of our natural gas or oil through hedging contracts.

Item 8     Financial Statements and Supplementary Data

See pages F-1, et seq., included herein.

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A     Controls and Procedures

Disclosure Controls

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures are designed to insure that the information required to be filed is accumulated and communicated to our management in a manner designed to enable them to make timely decisions regarding required disclosure.

Our executive officers, Johnny Jordan, Chief Executive Officer, and Stephen M. Hosmer, Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2018 fiscal year. Based on their evaluation, they concluded that our disclosure controls are effective as of December 31, 2018.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Management assessed our internal control over financial reporting as of December 31, 2018, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. There were no changes in our internal controls during the fiscal year ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or internal controls over financial reporting will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.  Any control system contains limitations imposed by resources and relevant cost considerations.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been addressed.  These inherent limitations include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake.  In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control.  Our control system design is also based on assumptions about the likelihood of future events, and we cannot be sure that we have considered all possible future circumstances and events.

Material Weakness

Certain legal documents, such as debt and equity financing transactions, during the fiscal year were not supported by fully executed agreements. Because of this material weakness, our management was unable to conclude that our internal control over financial reporting was effective as of the end of period to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management is seeking written acknowledgement of the note transactions from the note holders in order to remediate the material weakness described above and will require written acknowledgement from counterparties of all similar future transactions.

We did not maintain effective controls over our financial close and reporting process. The financial close and reporting process needs additional formal procedures.

Because of the material weakness described above, our management was unable to conclude that our internal control over financial reporting was effective as of the end of period to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management has determined that the notes are fully satisfied and will fully document future financial instruments if and when entered into.

Management has also identified a material weakness that existed, in that we did not have appropriate policies and procedures in place to properly evaluate the accuracy of certain of our financial accounts related to the determination of the tax basis of acquired assets associated with the merger of the Company with Matrix as further described in the financial Note 1 – Merger with Matrix Oil Management Corporation.  There have been no changes in our internal control over financial reporting that occurred during the nine month period year ended September 30December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management has engaged a nationally recognized tax preparer, and believes that this engagement will remediate the stated weakness.

Based on their most recent evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our Company’s disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting described.

Notwithstanding the material weaknesses described, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. generally accepted accounting principles. In addition, the material weaknesses described below did not result in the restatements of any of our audited or unaudited consolidated financial statements or disclosures for any previously reported periods.

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

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the twelve months ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10     Directors and Executive Officers of the Registrant

All of our directors serve one-year terms from the time of their election to the time their successor is elected and qualified.  The following information is furnished with respect to each director and executive officer who served as such during the fiscal year ended December 31, 2018:

Name	Age	First Became Director or Executive Officer	Positions Held

Mel G. Riggs	64	2018	Chairman of the Board
Jonathan Gregory	54	2014	Vice-Chair of the Board of Directors
Rod Eson	68	2018	Director
Johnny Jordan	58	2018	Chief Executive and Operating officer and Director
Thomas M. Gladney (1) (2)	66	2018	Director
Barry Lasker (1) (2)	58	2018	Director
Robert Vogel (1) (2)	59	2018	Director
Harry E. Hosmer	88	1986	Chairman Emeritus

(1)     Member of the audit committee.

(2)     Member of the compensation committee.

Member of the nominations committee (company has not assigned Board members to the nominations committee).

The board has determined that directors Mel G. Riggs, Thomas M. Gladney, Barry Lasker and Robert Vogel qualify as independent directors.

The following summarizes the business experience of each director and executive officer for the past six years.

Mel G. Riggs – Chairman of the Board

Mel G. Riggs presently is affiliated with the Clayton Williams family office. Mr. Riggs previously served as President of Clayton Williams Energy, Inc. (NYSE: CWEI) from March 2015 until April 2017 when CWEI was acquired for $2.7 billion by Noble Energy, Inc. (NYSE: NBL). Mr. Riggs is a certified public accountant and received a BBA with a degree in accounting from Texas Tech University in 1977.

Jonathan Gregory – Vice Chair of the Board of Directors

Mr. Gregory became director of Royale in March 2014 and served as Royale's chief executive officer from September 10, 2015, until June 1, 2018. Prior to becoming Royale's CEO, Mr. Gregory, from March 2014 to July 2015, served as Chief Financial Officer and Chief Business Development Strategist for Americo Energy Resources, a private exploration and production company located in Houston, Texas, Prior to serving as CFO of Americo Energy, Mr, Gregory was CFO of J&S Oil & Gas, LLC, from April 2012 to February 2014. From December 2004 to April 2012, Mr. Gregory was head of the energy lending group in Houston, Texas for Texas Capital Bank, N.A. Mr. Gregory is presently CEO of RMX Resources, LLC, a private Texas based oil and gas company with oil and gas properties primarily located in California. Mr. Gregory is also a Credit Committee Advisor to Anvil Capital Partners, a private debt capital provider to upstream energy companies. Mr. Gregory graduated from Lamar

University in 1986 with a Bachelor's degree in Finance.

Johnny Jordan – Chief Executive Officer, President, Chief Operating Officer and Director

Mr. Jordan is a petroleum engineer with expertise in acquisitions, field economics and reserves analysis, bank negotiations, reservoir and field operations, and multi-team interaction. Mr. Jordan served on the Board of Directors of Matrix. Mr. Jordan has been active in the oil and gas industry since 1980 beginning as a floor hand on a well service rig. He has held various staff and supervisory positions for Exxon, Mack Energy, Enron Oil and Gas and Venoco Corporation. He was the team leader of a multi-discipline team from 1992 to 1996 that added 455 BCF and 79 MMCFD through acquisitions (71 BCF) and field development (365 wells) in the Val Verde Basin in West Texas. Mr. Jordan has managed acquisition evaluations in many of the oil and gas producing basins in the US. He has coordinated field development for various recovery mechanisms that include waterflood, tertiary flood, water drive oil and gas reservoirs, and pressure depletion fields with gas cap expansion or gravity drainage. Mr. Jordan received a B.S. in Chemical Engineering from the University of Oklahoma in 1983 and is currently a member of the Society of Petroleum Engineers and the American Petroleum Institute.

Rod Eson – Director

Mr. Eson is the chief executive officer of Foothill Energy, LLC, a position he has held since he founded Foothill Energy in 2004.  Foothill owns and operates oil and gas properties in the central and northern valleys of California.  Mr. Eson has owned and operated oil and gas production companies as well as oilfield service companies since 1979.  From 2006 to 2014, he was chairman of the board of Enhanced Oil Resources, Inc. Prior to forming Foothill Energy in June 2004, Mr. Eson was president and chief executive officer of Venoco, Inc., a California based independent oil and gas company he cofounded in 1992.  At the time of Mr. Eson’s sale of his interest in Venoco, it held assets in excess of $400 million in California, Texas, Mississippi, Colorado and Argentina.

Mr. Eson is the former chairman of the board of the California Independent Petroleum Association and has been a member of the Society of Petroleum Engineers and American Petroleum Institute for more than three decades.  He is also a member of the Texas Independent Producers and Royalty Owners Association and a member of the board of directors of the Independent Petroleum Association of America.  He received a B.S. in Mechanical Engineering from California State Polytechnic University in Pomona, California.

Thomas M. Gladney - Director

Thomas M. Gladney, since 2006, has served as president of privately held Bodog Resources, LLC, as a wholly owned private entity which invests in oil and gas, water treatment oil field services, and real estate. Mr. Gladney previously served as executive vice president of Plains Exploration and Production Company (PXP) where he helped increase proved reserves from 239 MMEB to more than 400 MMEB while directing various projects to include integration of the merger of two large public companies, work on development and exploration projects in the Gulf of Mexico and on several key engineering projects. Mr. Gladney has a BS in Petroleum Engineering from Mississippi State University.

Barry Lasker - Director

Barry Lasker has served as founder and managing partner of Baja Oil and Gas LLC, which is focused on exploration projects using geology and geophysics in South Texas since 2017. From January 2005 to January 2015, Mr. Lasker served as president and CEO of Enhanced Oil Resources, Inc. (TSX Venture Exchange). Mr. Lasker has 34 years of oil and gas experience with majors and small public and private companies.

Robert Vogel – Director

Robert Vogel is a Principal at Lucas Capital Management, a registered investment advisor providing a full suite of financial services to individuals and institutional clients. He is a seasoned executive with extensive background in the energy industry. Mr. Vogel previously was Vice President and Treasurer of Hess Corporation. He serves as the Chairman of BlinkNow Foundation, an organization that supports women and children in Nepal. Mr. Vogel holds a BS in Chemical Engineering from the University of Colorado and an MBA from New York University.

Harry E. Hosmer – Chairman Emeritus

Harry E. Hosmer has served as chairman of Royale since he founded the company in 1986. From inception until June 1995, he also served as president and chief executive officer. Mr. Hosmer will serve as chairman of Holdings until the first annual shareholders meeting, at which time he will retire as chairman and assume the title of chairman emeritus.

Audit Committee

The board has appointed an audit committee to assist the board of directors in carrying out its responsibility as to the independence and competence of the Company’s independent public accountants. All members of the audit committee are independent members of the board of directors.  The audit committee operates pursuant to an audit committee charger, which has been adopted by the board of directors to define the committee’s responsibilities.  A copy of the audit committee charter is posted on our website, www.royl.com The board has determined that Robert Vogel qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of the Securities and Exchange Commission.

At the end of 2018, the members of the audit committee were Robert Vogel (Chair), Barry Lasker, Jonathan Gregory and Thomas M. Gladney.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors and executive officers.  The code is posted on our website, www.royl.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale’s directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale with copies of all such reports they file.  Based solely upon a review of the copies of the forms furnished to Royale, or representations from certain reporting persons that no reports were required, Royale believes that no persons failed to file required reports on a timely basis for 2017.

Item 11     Executive Compensation

The following table summarizes the compensation of the chief executive officer, chief financial officer and the one other most highly non-executive employees (the “named executives and employees”) of Royale and its subsidiaries during the past three years.

					All Other
Name and Principal Position	Year	Salary (4)	Bonus	Option Awards (1)	Compensation (2)	Total
Johnny Jordan, CEO (6)	2018	$213,141	$-		$-	$213,141
	2017	$-	$-		$-	$-
	2016	$-	$-		$-	$-

Jonathan Gregory (3) (5)	2018	$72,909	$-		$9,583	$82,492
	2017	$242,469	$-		$-	$242,469
	2016	$242,469	$-		$-	$242,469

Donald H. Hosmer	2018	$236,331	$-		$18,930	$255,261
Business Development	2017	$236,331	$-		$19,090	$255,421
	2016	$282,533	$-		$18,339	$300,872

Stephen M. Hosmer (4)	2018	$230,192	$-	$64,954	$18,750	$313,896
Chief Financial Officer	2017	$230,192	$-		$18,906	$249,098
	2016	$207,693	$-		$18,231	$225,924

Rod Eson (7)	2018	$156,154			$6,250	$162,404

(1)     Certain options granted in October 2014 expired on December 31, 2017 unexercised.  At December 29, 2017, Royale’s stock price, $0.36, was less than the weighted average exercise price, and as such the outstanding and exercisable stock options had no intrinsic value. On October 10, 2018, the company entered into an agreement to issue Mr. Hosmer 250,000 options to purchase common stock previously approved by the Board of Directors with an exercise price of $0.31. These options were granted for a period of ten years with a maturity date of October 9, 2028.

(2)     All other compensation consists of matching contributions to the Company’s simple IRA plan, except for Donald H. Hosmer and Stephen M. Hosmer, who also received a $12,000 car allowance. This category also includes Board fees for Mr. Gregory and Mr. Eson.

(3)     During 2016, Jonathan Gregory, Donald and Stephen Hosmer received a portion of their compensation in shares of common stock, valued at the closing market price on the date of grant, instead of cash.  In 2016, of the $242,469 paid to Jonathan Gregory, $141,814 was paid in cash and 386,178 shares of common stock were issued, valued at $100,655.  Of the $282,533 paid to Donald Hosmer, $190,595 was paid in cash and 609,702 shares of common stock were issued, valued at $91,938.  Of the $207,693 paid to Stephen Hosmer, $165,742 was paid in cash and 101,630 shares of common stock were issued, valued at $41,951. During 2017 the $230,192 paid to Stephen Hosmer, $173,945 was paid in cash and 200,564 shares of common stock were issued, valued at $56,247.

(4)     Salary represents either direct payroll or common stock paid in lieu of taking a cash salary.

(5)     Mr. Gregory served as CEO of the Company during 2016, 2017 and part of 2018. Mr. Gregory resigned from the CEO position with the execution of the RMX joint venture.

(6)     Mr. Jordan became CEO of the Company in January 2019. Mr. Jordan joined the Company upon the merger with the Matrix entities on March 7, 2018

(7)     Mr. Eson served as CEO of the Company during 2018. Mr. Eson received $144,609 in compensation as CEO of which $69,179 was paid in cash and $75,429 was paid in common stock. Mr. Eson serves on the Board of Directors and received $6,250 as Board compensation.

Stock Options and Equity Compensation; Outstanding Equity Awards at Fiscal Year End

The following table presents the number of unexercised options at the 2018 year end for each named executive officer.  No unvested stock awards were outstanding at the end of 2018.

Options
Name	Number of securities underlying unexercised options (1) exercisable		Number of securities underlying unexercised options (1) unexercisable	Option exercise price ($)	Option expiration date

Stephen M. Hosmer	250,000	(1)		$0.31	10/09/2028

(1)

On October 10, 2018, the Board of Directors of Royale granted Mr. Stephen M. Hosmer 250,000 options to purchase common stock at an exercise price of $0.31 per share. These options expire on October 9, 2028.

Compensation Committee Report

Our executive compensation committee has reviewed and discussed the following Compensation Discussion and Analysis with management and, based on its discussion and review, has recommended that the Compensation Discussion and Analysis be included in this proxy statement.

Members of the Compensation Committee:

Thomas M. Gladney, Barry Lasker (Chair), and Robert Vogel

All members of the compensation committee are independent members of the Board of Directors.

Compensation Discussion and Analysis

Our executive compensation policy is designed to motivate, reward and retain the key executive talent necessary to achieve our business objectives and contribute to our long-term success. Our compensation policy for our executive officers focuses primarily on determining appropriate salary levels and performance-based cash bonuses.

The elements of executive compensation at Royale consist mainly of cash salary and, if appropriate, a cash bonus at year end.  The compensation committee makes recommendations to the board of directors annually on the compensation of the three top executives:  Johnny Jordan, Chief Executive Officer, Donald H. Hosmer, Business Development and Stephen M. Hosmer, Chief Financial Officer.

Royale also does not provide extensive personal benefits to its executives beyond those benefits, such as health insurance, that are provided to all employees.  Donald Hosmer and Stephen Hosmer each receive an annual car allowance.

Policy

The compensation committee’s primary responsibility is making recommendations to the board of directors relating to compensation of our officers.  The committee also makes recommendations to the board of directors regarding employee benefits, our defined benefit plans, defined contribution plans, and stock based plans.

Determination

To determine executive compensation, the committee, in December each year, meets with our officers to review our compensation programs, discuss the performance of the company, the duties and responsibilities of each of the officers pay levels and business results compared to others similarly situated within the industry.  The committee then makes recommendations to the board of directors for any adjustment to the officers’ compensation levels.  The committee does not employ compensation consultants to make recommendations on executive compensation.

Compensation Elements

Base.  Base salaries for our executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by our peers. Base salaries are reviewed annually. The salaries we paid to our most highly paid executive officers for the last three years are set forth in the Summary Compensation Table included under Executive Compensation.

Bonus.  The compensation committee meets annually to determine the quantity, if any, of the cash bonuses of executive officers.  The amount granted is based, subjectively, upon the company’s stock price performance, earnings, revenue, reserves and production.  The committee does not use quantifiable metrics for these criteria; but rather uses each in balance to assess the strength of the company’s performance.  The committee believes that formulaic approaches to cash incentives can foster an unhealthy balance between short-term and long-term goals.  No cash bonuses were paid to executive officers in 2018 or 2017.

Compensation of Directors

In 2018, board members or committee member accrued or received fees for attendance at board meetings or committee meetings during the year.  In addition to cash payments, common stock was issued in lieu of compensation or reimbursements.  Royale also reimbursed directors for the expenses incurred for their services.

The following table describes the compensation paid to our directors who are not also named executives for their services in 2018.

	Fees paid in cash or Common Stock	Stock awards	Option awards	All Other Compensation	Total
Name	($)	($)	($)	($)	($)
Mel G. Riggs	$-	$-	$-	$-	$-
Thomas M. Gladney	$-	$-	$-	$-	$-
Barry Lasker	$-	$-	$-	$-	$-
Robert Vogel	$-	$-	$-	$-	$-
Harry E. Hosmer	$20,000	$-	$-	$-	$20,000

Former Board Members
Ronald Verdier	$29,167	$-	$-	$6,250	$35,417
Gary Grinsfelder	$29,167	$-	$-	$6,250	$35,417
Ronald Buck	$29,167	$-	$-	$6,250	$35,417

(1)	Mr. Eson served as CEO of the Company during 2018.

Item 12     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

On April 10, 2019, 50,411,353 shares of Royale’s common stock were outstanding.

The following table contains information regarding the ownership of Royale’s common stock as March 14, 2019, by each director and executive officer of Royale, and all directors and officers of Royale as a group.

Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.  The holdings reported are based on reports filed with the Securities and Exchange Commission and the Company by the officers and directors.

Stockholder (1)	Number	Percent
Stephen M. Hosmer (2)	1,358,229	2.69%
Johnny Jordan (3)	19,236,954	31.95%
Jonathan Gregory (4)	440,267	*
Mel G. Riggs	59,524	*
Rod Eson	-	*
Thomas M. Gladney	59,524	*
Barry Lasker	69,048	*
Robert Vogel	69,048	*
All officers and directors as a group	14,523,710	35.34%

*  Less than 1%.

(1)  The mailing address of each listed stockholder is 1870 Cordell Court, Suite 210, El Cajon, California 92020.

(2)  Includes 12,000 shares owned by Stephen M. Hosmer’s minor children.

(3)  Includes 9,795,290 shares issuable upon conversion of Series B Convertible Preferred Stock.

(4)  Includes 35,000 shares owned by Mr. Gregory’s son.

The following table contains information regarding the ownership of Royale’s common stock as March 14, 2019, by each person who is known by Royale to own beneficially more than 5% of the outstanding shares of each class of equity securities. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.  The holdings reported are based on reports filed with the Securities and Exchange Commission and the Company by the 5% shareholders.

Stockholder (1)	Number	Percent
Johnny Jordan (2)	19,236,954	31.95%
Jeff Kerns (3)	17,290,318	29.10%
Michael McCaskey (4)	4,703,125	9.26%

(1)  The mailing address of each listed stockholder is 1870 Cordell Court, Suite 210, El Cajon, California 92020.

(2)  Includes 9,795,290 shares issuable upon conversion of Series B Convertible Preferred Stock.

(3)  Includes 8,995,560 shares issuable upon conversion of Series B Convertible Preferred Stock.

(4)  Includes 395,970 shares issuable upon conversion of Series B Convertible Preferred Stock.

Item 13     Certain Relationships and Related Transactions

In 1989, the board of directors adopted a policy (the “1989 policy”) that permits each director and officer of Royale to purchase from Royale, at its cost, up to one percent (1%) fractional interest in any well to be drilled by Royale.  When an officer or director elects to make such a purchase, the amount charged per each percentage working interest is equal to Royale’s actual pro rata cost of drilling and completion, rather than the higher amount that Royale charges to working interest holders for the purchase of a percentage working interest in a well.  Of the current officers and directors, Donald Hosmer, Stephen Hosmer and Harry E. Hosmer at various times have elected under the 1989 policy to purchase interests in certain wells Royale has drilled.

Under the 1989 policy, officers and directors may elect to participate in wells at any time up until drilling of the prospect begins.  Participants are required to pay all direct costs and expenses through completion of a well, whether or not the well drilling and completion expenses exceed Royale’s cost estimates, instead of paying a set, turnkey price (as do outside investors who purchase undivided working interests from Royale).  Thus, they participate on terms similar to other oil and gas industry participants or joint venturers.  Participants are invoiced in advance for their share of estimated direct costs of drilling and completion and later actual costs are reconciled, as Royale incurs expenses and participants make further payments as necessary.

Officer and director participants under this program do not pay some expenses paid by outside, retail investors in working interests, such as sales commissions, if any, or marketing expenses.  The outside, turnkey drilling agreement investors, on the other hand, are not obligated to pay additional costs if a drilling project experiences cost overruns or unanticipated expenses in the drilling and completion stage.  Accordingly, Royale’s management believes that its officers and directors who participate in wells under the board of directors’ policy do so on terms the same as could be obtained by unaffiliated oil and gas industry participants in arms-length transactions, albeit those terms are different than the turnkey agreement under which outside investors purchase fractional undivided working interests from Royale.

Donald and Stephen Hosmer each have participated individually in 179 wells each under the 1989 policy.  The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 178 wells.

Investments in wells under the 1989 policy for the three years ended December 31, 2018, 2017, and 2016 are as follows:

	Year	# of fractional interests	Amount
Donald Hosmer (1)	2018	-	$-
	2017	-	$-
	2016	1	$1,556
Stephen Hosmer (1)	2018	-	$-
	2017	-	$-
	2016	1	$1,556
Hosmer Trust	2018	-	$-
	2017	-	$-
	2016	1	$1,556

(1)	Mr. Donald Hosmer and Mr. Stephen Hosmer did not participate in any wells under this policy during 2017 or 2018.

Michael McCaskey and Jeffery Kerns, each former directors of Royale, have consulting agreements to provide services as directed and at the discretion of the company.

Item 14     Principal Accountant Fees and Services

SingerLewak LLP served as the independent auditors to audit the Company’s financial statements for the fiscal year ended December 31, 2018 and 2017.  This is the fifth annual audit performed by SingerLewak LLP.  The aggregate fees billed by SingerLewak LLP for the years ended December 31, 2018 and 2017 are as follows, respectively:

	2018	2017
Audit fees (1)	$180,824	$184,352
Tax fees (2)	$-	$-
All other fees (3)	$17,326	$113,387
Total	$198,150	$297,739

(1)  Audit fees are fees for professional services rendered for the audit of Royale Energy’s annual financial statements, reviews of financial statements included in the company’s Forms 10-Q, and reviews of documents filed with the U.S. Securities and Exchange Commission.

(2)  Tax fees consist of tax planning, consulting and tax return reviews.

(3)  Other fees consist of work on registration statements under the Securities Act of 1933.

The audit committee of Royale Energy has adopted policies for the pre-approval of all audit and non-audit services provided by the company’s independent auditor.  The policy requires pre-approval by the audit committee of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

No representatives of SingerLewak LLP are expected to be present at the annual meeting.  Although the audit committee has the sole responsibility to appoint the auditors as required under the Securities Exchange Act of 1934, the committee welcomes any comments from shareholders on auditor selection or performance.  Comments may be sent to the audit committee chair, Robert Vogel, care of Royale Energy’s executive office, 1870 Cordell Court, Suite 210, El Cajon, California 92020.

PART IV

Item 15     Exhibits and Financial Statement Schedules

The agreements included as exhibits to this report are included to provide information about their terms and not to provide any other factual or disclosure information about Royale or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other agreement parties and:

●     should not be treated as categorical statements of fact, but rather as a way of allocating the risk among the parties if those statements prove to be inaccurate;

●     have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●     may apply standards of materiality in a way that is different from the way investors may view materiality; and

●     were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

1.       Financial Statements.  See Index to Financial Statements, page F-1

2.       Schedules.  None.

3.       Exhibits.  Certain of the exhibits listed in the following index are incorporated by reference.

2.1

Amended and Restated Agreement and Plan of Merger among Royale Energy, Inc., Royale Energy Holdings, Inc. Royale Merger Sub, Inc., Matrix Merger Sub, Inc., and Matrix Oil Management Corporation, filed as Exhibit 2.1, Annex A to the Form S-4/A of Royale Energy Holdings, Inc., filed July 21, 2017

2.2

Amendment No. 7 to the Amended and Restated Agreement and Plan of Merger among Royale Energy, Inc., the Company, Royale Merger Sub, Inc., Matrix Merger Sub, Inc., and Matrix Oil Management Corporation, filed as Exhibit 2.2 to the Form 8-A of Royale Energy Holdings, Inc. (Commission File No. 000-55912), filed March 8, 2018

2.3

Joint Waiver of Closing Conditions between Matrix Oil Management Corporation, on behalf of itself and as general partner of Matrix Investments, L.P., Matrix Permian Investments, LP, , Matrix Las Cienegas Limited Partnership, Matrix Oil Corporation, and all of the holders of preferred limited partnership interests of Matrix Investments (February 28, 2018), filed as Exhibit 2.6 to the Form 8-A of Royale Energy Holdings, Inc. (Commission File No. 000-55912), filed March 8, 2018

2.4	Subscription and Contribution Agreement by and among RMX, CIC, Royale, REF and Matrix (April 4, 2018), filed as Exhibit 2.1 to the Company’s Form 8-K filed April 10, 2018
3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy’s Form 10-Q filed August 14, 2009.
3.2	Amended and Restated Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.3 of Royale Energy’s Form 10-K filed March 27, 2009.
3.3

Amendment to the Certificate of Incorporation of Royale Energy, Inc., a California corporation (March 7, 2018), filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 7, 2018, filed March 12, 2018

4.1

Royale Energy Holdings, Inc., Certificate of Designation of Series B 3.5% Redeemable Convertible Preferred Stock, filed with the Delaware Secretary of State on February 27, 2018, filed as Exhibit 2.5 to the Company’s Form 8-A, filed March 8, 2018

10.1

Consent To Merger, Joinder, Waiver And Fourth Amendment To Term Loan Agreement between Matrix Oil Corporation, Matrix Pipeline LP, Matrix Oil Management Corporation, Matrix Las Cienegas Limited Partnership, Matrix Investments, L.P., Matrix Permian Investments, LP, Matrix Royalty, LP, Royale Energy Holdings, Inc., Royale Energy, Inc., Arena Limited SPV, LLC, Arena Limited SPV, LLC, , and  Cargill Incorporated (February 28, 2018), filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 7, 2018, filed March 12, 2018

10.2

Pledge Agreement by Royale Energy, Inc., in favor of Arena Limited SPV, LLC (February 28, 2018), filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 7, 2018, filed March 12, 2018

10.3

Agreement and Plan of Exchange between Royale Energy, Inc., Royale Energy Holdings, Inc., and the partners of Matrix Investments, LP (February 28, 2018), filed as Exhibit 10.1 to the Company’s Form 8-K filed March 12, 2018

10.4

Agreement and Plan of Exchange between Royale Energy, Inc., Royale Energy Holdings, Inc., and the partners of Matrix Las Cienegas Limited Partnership (February 28, 2018), filed as Exhibit 10.2 to the Company’s Form 8-K filed March 12, 2018

10.5

Agreement and Plan of Exchange between Royale Energy, Inc., Royale Energy Holdings, Inc., and the partners of Matrix Permian Investments, LP (February 28, 2018), filed as Exhibit 10.3 to the Company’s Form 8-K filed March 12, 2018

10.6

Agreement and Plan of Exchange between Royale Energy, Inc., Royale Energy Holdings, Inc., Matrix Oil Corporation and the shareholders of Matrix Oil Corporation (February 28, 2018), filed as Exhibit 10.4 to the Company’s Form 8-K filed March 12, 2018

10.7

Preferred Exchange Agreement between Royale Energy, Inc., Royale Energy Holdings, Inc., and the holders of the preferred limited partnership interests of Matrix Investments, LP (February 28, 2018), filed as Exhibit 10.5 to the Company’s Form 8-K filed March 12, 2018

10.8

Consent To Merger, Joinder, Waiver And Fourth Amendment To Term Loan Agreement between Matrix Oil Corporation, Matrix Pipeline LP, Matrix Oil Management Corporation, Matrix Las Cienegas Limited Partnership, Matrix Investments, L.P., Matrix Permian Investments, LP, Matrix Royalty, LP, Royale Energy Holdings, Inc., Royale Energy, Inc., Arena Limited SPV, LLC, Arena Limited SPV, LLC, , and Cargill Incorporated (February 28, 2018), filed as Exhibit 10.6 to the Company’s Form 8-K filed March 12, 2018

10.9	Pledge Agreement by Royale Energy, Inc., in favor of Arena Limited SPV, LLC (February 28, 2018) filed as Exhibit 10.7 to the Company’s Form 8-K filed March 12, 2018
10.10

Settlement Agreement and Release between Joseph Henry Paquette TR FBO OVE, Inc Profit Sharing Plan FBO Joseph Paquette and Royale Energy, Inc. (February 28, 2018), filed as Exhibit 10.8 to the Company’s Form 8-K filed March 12, 2018

10.11	Company Agreement of RMX (April 4, 2018), filed as Exhibit 10.1 to the Company’s Form 8-K filed April 10, 2018
10.12

Assignment and Assumption Agreement by and between Sunny Frog Oil, LLC, RMX, Royale, and SFO Production Payment LLC (April 4, 0218), filed as Exhibit 10.2 to the Company’s Form 8-K filed April 10, 2018

10.13	Conveyance of Term Overriding Royalty Interest between Sunny Frog Oil, LLC, and Royale (April 4, 2018), filed as Exhibit 10.3 to the Company’s Form 8-K filed April 10, 2018
10.14	Form of Management Services Agreement between Royale and RMX to be entered upon Second Closing of Contribution Agreement, filed as Exhibit 10.5 to the Company’s Form 8-K filed April 10, 2018
10.15	Purchase and Sale Agreement between Sunny Frog Oil, LCC, and REF (November 27, 2017), filed as Exhibit 10.6 to the Company’s Form 8-K filed April 10, 2018
10.16	Letter Agreement by and among RMX, CIC, Royale, REF and Matrix (April 12, 2018), filed as Exhibit 2.1 to the Company’s Form 8-K filed April 17, 2018
10.17	Royale Energy, Inc., 2018 Equity Incentive Plan, filed as Exhibit 99.1 to the Company’s Form S-8 filed October 29, 2018
10.19	Employment Agreement between the Company and Thomas M. Gladney, filed as Exhibit 10.3 to the Company’s Form S-8 filed October 29, 2018
10.20	Employment Agreement between the Company and Jonathan Gregory, filed as Exhibit 10.4 to the Company’s Form S-8 filed October 29, 2018
10.21	Employment Agreement between the Company and Harry E. Hosmer, filed as Exhibit 10.5 to the Company’s Form S-8 filed October 29, 2018
10.22	Employment Agreement between the Company and Barry Lasker, filed as Exhibit 10.6 to the Company’s Form S-8 filed October 29, 2018
10.23	Employment Agreement between the Company and Mel. G. Riggs, filed as Exhibit 10.7 to the Company’s Form S-8 filed October 29, 2018
10.24	Employment Agreement between the Company and Robert Vogel, filed as Exhibit 10.8 to the Company’s Form S-8 filed October 29, 2018
10.25	Employment Agreement between the Company and Michael McCaskey, filed as Exhibit 10.9 to the Company’s Form S-8 filed October 29, 2018

10.26	Employment Agreement between the Company and Jeffrey Kerns, filed as Exhibit 10.10 to the Company’s Form S-8 filed October 29, 2018
10.27	Incentive Stock Option Agreement between the Company and Stephen M. Hosmer, filed as Exhibit 10.11 to the Company’s Form S-8 filed October 29, 2018
10.28	Participation Agreement between the Company and California Resources Petroleum Corporation October 17, 2018), filed as Exhibit 10.29 to the Company’s Form 8-K filed on November 19, 2018
21.1	Subsidiaries, filed herewith.
23.1	Consent of SingerLewak L.L.P., filed herewith
23.2	Consent of Moss Adams LLP filed herewith
23.3	Consent of Netherland, Sewell & Associates, Inc., filed herewith.
31.1	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.
99.1	Report of Netherland, Sewell & Associates, Inc., filed herewith.
99.2	Consolidated Financial Statements of RMX Resources, LLC
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royale Energy, Inc.

Date: April 15, 2019	/s/ Johnny Jordan
Johnny Jordan
Chief Executive Officer

Date: April 15, 2019	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Chief Financial Officer, Secretary and Principle Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2019	/s/ Mel G. Riggs
Mel G. Riggs
Chairman of the Board of Directors
Date: April 15, 2019	/s/ Jonathan Gregory
Jonathan Gregory
Vice-Chair of the Board of Directors
Date: April 15, 2019	/s/ Rod Eson
Rod Eson
Director
Date: April 15, 2019	/s/ Thomas M. Gladney
Thomas M. Gladney
Director
Date: April 15, 2019	/s/ Barry Lasker
Barry Lasker
Director
Date: April 15, 2019	/s/ Robert Vogel
Robert Vogel
Director

ROYALE ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of Royale Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royale Energy, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, based on our audit and the report of the other auditor, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of RMX Resources, LLC, an equity method investment, which statements reflect total assets and revenue constituting 30 percent and 10 percent, respectively, in 2018, of the related consolidated totals. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for RMX Resources, LLC, is based solely on the report of the other auditors.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements, based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB), and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audits also included evaluating the accounting principles used, and significant estimates made, by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

SingerLewak LLP

We have served as the Company's auditor since 2014.

Denver, Colorado

April 15, 2019

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2018	2017

ASSETS
Current Assets:
Cash and Cash equivalents	$1,853,742	$278,227
Restricted Cash	4,501,300	3,060,466
Other Receivables, net	1,411,144	764,015
Revenue Receivables	316,974	106,007
Prepaid Expenses and Other Current Assets	174,852	149,367
Total Current Assets	8,258,012	4,358,082

Investment in Joint Venture	6,583,931	-
Other Assets	509,955	511,120
Oil and Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	6,407,490	1,302,242

Total Assets	$21,759,388	$6,171,444

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$4,895,533	$4,638,879
Cash Advances on Pending Transactions	-	1,580,000
Royalties Payable	1,676,865	-
Notes Payable	390,839	-
Due RMX Resources, LLC	552,645	-
Accrued Liabilities	1,254,204
Deferred Drilling Obligations	6,213,283	5,891,898

Total Current Liabilities	14,983,369	12,110,777

Noncurrent Liabilities:
Asset Retirement Obligation	2,366,455	1,000,908
Accrued Unpaid Guaranteed Payments	1,616,205	-
Accrued Liabilities	1,306,605	-

Total Liabilities	20,272,634	13,111,685

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized, 2,012,400 shares issued and outstanding 59,461 Authorized but unissued at December 31, 2018	20,718,613	-

Common Stock, No Par Value, 30,000,000 Shared Authorized 21,850,185 shares issued and outstanding at December 31, 2017	-	40,561,882

Common Stock, .001 Par Value, 280,000,000 Shares Authorized 49,421,387 shares issued and outstanding at December 31, 2018	49,421	-

Additional Paid in Capital	53,023,350	703,567

Accumulated Deficit	(72,304,630)	(48,205,690)

Total Stockholder’ Equity (Deficit)	1,486,754	(6,940,241)

Total Liabilities and Stockholders’ Equity (Deficit)	$21,759,388	$6,171,444

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018, AND 2017

	2018	2017
Revenues:
Sale of Oil and Gas	$1,599,362	$554,235
Supervisory Fees and Other	1,683,679	453,144

Total Revenues	3,283,041	1,007,379

Costs and Expenses:
Lease Operating	1,613,368	435,637
Lease Impairment	1,183,515	289,775
Well Equipment Write Down	9,790	16,375
Depreciation, Depletion and Amortization	722,935	116,017
Bad Debt Expense	648,518	164,145
General and Administrative	3,136,009	2,005,630
Legal and Accounting	1,391,037	1,540,190
Marketing	340,641	268,660

Total Costs and Expenses	9,045,813	4,836,429

Gain on Turnkey Drilling Programs	2,558,716	1,487,824

Loss from Operations	(3,204,056)	(2,341,226)

Other Income (Expense):
Interest Expense	(177,171)	(159,268)
Gain on Investment in Joint Venture	333,931	-
Gain on Settlement of Accounts Payable	287,134	73,325
Loss on Hedging Activities	(105,130)	-
Loss on Issuance of Stock Warrants	(1,439,990)	-
Loss on Sale of Assets	(19,199,045)	-

Loss Before Income Tax Expense	(23,504,327)	(2,427,169)

Provision for Income Taxes	-	-
Net Loss	(23,504,327)	(2,427,169)

Basic Loss Per Share	(0.55)	(0.11)

Diluted Loss Per Share	(0.55)	(0.11)

 The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Preferred Stock Series B
	Number Shares Issued and Outstanding	Amount	Number Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
Balance, December 31, 2016	21,836,033	$40,561,882	-	$-	$703,567	$(45,778,521)	$(4,513,072)

Stock issued in lieu of Compensation	52,613	25,000	-	-	-	-	25,000

Stock issued in Settlement of AP-Adjustment	(38,461)	(25,000)	-	-	-	-	(25,000)

Net (Loss)	-	-	-	-	-	(2,427,169)	(2,427,169)

Balance, December 31, 2017	21,850,185	$40,561,882	-	$-	$703,567	$(48,205,690)	$(6,940,241)

Matrix Merger	25,800,186	(40,165,982)	2,012,400	20,124,000	50,407,050	-	30,365,068

Stock issued for conversion of notes payable pursuant to merger agreement	750,000	(347,500)					(347,500)

Stock issued in lieu of Compensation	1,021,016	1,021	-	-	407,779	-	408,800

Warrants Issued to CIC with Sale of Assets to RMX	-	-	-	-	1,440,000	-	1,440,000

Executive’s Stock Option Grant	-	-	-	-	64,954	-	64,954

Preferred Series B 3.5% Dividend	-	-	59,461	594,613	-	(594,613)	-

Net (Loss)	-	-	-	-	-	(23,504,327)	(23,504,327)

Balance, December 31, 2018	49,421,387	$49,421	2,071,861	$20,718,613	$53,023,350	$(72,304,630)	1,486,754

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(23,504,327)	$(2,427,169)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation, Depletion, and Amortization	722,935	116,017
Lease Impairment	1,183,515	289,775
Loss on Sale of Assets	19,199,045	-
Gain on Turnkey Drilling Programs	(2,558,716)	(1,487,824)
Gain on Settlement of Accounts Payable	(287,134)	(73,325)
Gain on Investment in Joint Venture	(333,931)	-
Bad Debt Expense	648,518	164,145
Stock-Based Compensation	64,954	-
Loss on Issuance of Stock Warrants	1,439,990	-
Well Equipment and Other Assets Write Down	9,790	16,375
Loan Fee Amortization	144,186	-
Change in Fair Value of Derivative Investments	105,130	-
(Increase) Decrease in:
Other & Revenue Receivables	(858,096)	(53,992)
Prepaid Expenses and Other Assets	(26,464)	13,600
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	286,109	2,242,959
Royalties Payable	301,222	-
Due to Affiliate	547,030	-
Other Long-Term Liabilities	50,415	-
Net Cash Used by Operating Activities	(2,865,829)	(1,199,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Oil and Gas Properties	(3,221,099)	(4,388,967)
Proceeds from Turnkey Drilling Programs	6,450,000	3,932,501
Proceeds from Sale of Assets	4,406,138	-
Cash Acquired in Merger	548,805	-
Net Cash Provided by (Used In) Investing Activities	8,183,844	(456,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of Liabilities from Cash Advances from Investors	(1,900,000)	-
Principal Payments on Long-Term Debt	(401,666)	-
Proceeds from Issuance of Common Stock	-	-
Net Cash Provided by Financing Activities	(2,301,666)	-
Net Increase (Decrease) in Cash	3,016,349	(1,655,905)

Cash at Beginning of Year	3,338,693	4,994,598

Cash at End of Year	$6,355,042	$3,338,693

Cash Paid for Interest	$172,171	$1,268

Cash Paid for Taxes	$4,800	$1,539

Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Asset Retirement Obligation Addition	$362,192	$65,461
Issuance of Common Stock for Accrued Compensation Expense	$408,800	$25,000
Series B Paid-In-Kind Dividends	$594,615	$-
Conversion of Convertible Notes to Common Stock	$347,500	$-
Notes paid with proceeds from sale of Assets	$11,616,885	$-
Contributions to J.V.	$6,250,000	$-

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Royale Energy, Inc. (in these notes sometimes called “Royale Energy,” “Royale,” or the “Company”) is presented to assist in understanding Royale Energy’s financial statements.  (See Note 2 below, Merger with Matrix Oil Management, Corporation and Formation of RMX.) These consolidated financial statements include the accounts of our controlled subsidiaries. Investments in unincorporated joint ventures and undivided interests in certain operating assets are consolidated on a pro rata basis. The financial statements and notes are representations of Royale Energy’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Description of Business

Royale Energy is an independent oil and gas producer which also has operations in the area of turnkey drilling.  Royale Energy owns wells and leases in major geological basins located primarily in California, Texas, Oklahoma and Utah. Royale Energy offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling projects which do not include the use of debt financing.

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

Estimated quantities of crude oil and condensate, NGLs and natural gas reserves is a significant estimate that requires judgment. All of the reserve data included in this Form 10-K are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and condensate, NGLs and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and condensate, NGLs and natural gas reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil and condensate, NGLs and natural gas that are ultimately recovered. See Note 18 – Supplementary Information About Oil and Gas Producing Activities for further detail.

Other items subject to estimates and assumptions include the carrying amounts of property, plant and equipment, asset retirement obligations, valuation of derivative instruments and valuation allowances for deferred tax assets, among others. Although we believe these estimates, actual results could differ from these estimates.

Liquidity and Going Concern

The primary sources of liquidity have historically been issuances of common stock and operations.  There are factors that give rise to substantial doubt about the company’s ability to meet liquidity demands, and we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, the sale of oil and natural gas property participation interests through our normal course of business and the sale of non-strategic assets.

The Company’s consolidated financial statements reflect a working capital deficiency of $5,471,153 and a net loss from operations of $(3,204,056). These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans to alleviate the going concern by cost control measures that include the reduction of overhead costs by 25% and the sale of non-strategic assets.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, attempt to extend note repayments, and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Restricted Cash

Royale sponsors turnkey drilling arrangements in unproved properties. The contracts require that participants pay Royale the full contract price upon execution of the drilling agreement. Each participant earns an undivided interest in the well bore at the completion of the well. A portion of the funds received in advance of the drilling of a well from a working interest participant are held for the expressed purpose of drilling a well. If something changes, the Company may designate these funds for a substitute well. Under certain conditions, a portion of these funds may be required to be returned to a participant. Once the well is drilled, the funds are used to satisfy the drilling cost. Royale classifies these funds prior to drilling as restricted cash as called for under ASU 2016-15 and later codified as ASC 230-10-50-8.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows.

	12/31/2018	12/31/2017
Cash and cash equivalents	$1,853,742	$278,227
Restricted cash	$4,501,300	$3,060,466
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$6,355,042	$3,338,693

Equity Method Investments

Investments in entities over which we have significant influence, but not control, are accounted for using the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by the equity method investees and is reflected in revenue and other income in our consolidated statements of income. Equity method investments are included as noncurrent assets on the consolidated balance sheet.

Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred as called for under ASC 323. When a loss is deemed to have occurred and is other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in income.

Revenue Recognition

On January 1, 2018, we adopted the new ASC Topic 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method.

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

A significant portion of our revenues are derived from the sale of crude oil and condensate, natural gas liquids (“NGLs”) and natural gas under spot and term agreements with our customers.

	Year Ended December 31,
	2018	2017
Oil & Condensate Sales	$1,211,818	$4,703
Natural Gas Sales	385,803	549,532
NGL Sales	1,741	-
	$1,599,362	$554,235

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

Supervisory Fees and Other

These amounts include proceeds from the Master Service Agreement (“MSA”) with RMX for the providing of land, engineering, accounting and support services for the RMX joint venture. Revenues earned under the MSA are recorded at the end of each month that services were performed in conformity with the Agreement with an offsetting receivable from the RMX joint venture. The service fee income is deemed earned at the end of each month that services are performed as prescribed by the contract. Payment is due on the thirteenth day following the end of the month following the performance of the services. Although payment is not necessarily received in accordance with the contract terms, it is eventually received. During 2018, we recognized $1,620,000 or 49.3% of our total revenues from these services. Royale has a single supervisory fee customer, that being RMX, which represents 100% of the Supervisory Fee income. On December 31, 2018, Royale received notice of cancelation of the MSA by RMX effective March 31, 2019. Also included are Pipeline and Compressor fees which are received and allocated based on production volumes.

Oil and Gas Property and Equipment

Royale Energy uses the “successful efforts” method to account for its exploration and production activities.  Under this method, Royale Energy accumulates its proportionate share of costs on a well-by-well basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred, and capitalizes expenditures for productive wells.  Royale Energy amortizes the costs of productive wells under the unit-of-production method.

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

Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset, are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration.  Maintenance and repairs, including planned major maintenance, are expensed as incurred.  Major renewals and improvements are capitalized, and the assets replaced are retired.

The project construction phase commences with the development of the detailed engineering design and ends when the constructed assets are ready for their intended use.  Interest costs, to the extent they are incurred to finance expenditures during the construction phase, are included in property, plant and equipment and are depreciated over the service life of the related assets.

We evaluate our oil and gas producing properties, including capitalized costs of exploratory wells and development costs, for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Oil and gas producing properties are reviewed for impairment on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure or contractual terms that cause economic interdependency amongst separate, discrete fields. Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future net cash flows or, if available, comparable market value. We evaluate our unproved property investment and record impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, this amount is reported in exploration expenses in our consolidated statements of income. During 2018 and 2017, impairment losses of $1,183,515 and $289,775, respectively, were recorded on various capitalized base and land costs as well as certain fields acquired through the merger with the matrix entities.

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

The contracts require the participants pay Royale Energy the full contract price upon execution of the agreement.   Royale Energy completes the drilling activities typically between 10 and 30 days after drilling begins.  The participant retains an undivided or proportional beneficial interest in the property, and is also responsible for its proportionate share of operating costs.  Royale Energy retains legal title to the lease.  The participants purchase a working interest directly in the well bore.

In these working interest arrangements, the participants are responsible for sharing in the risk of development, but also sharing in a proportional interest in rights to revenues and proportional liability for the cost of operations after drilling is completed and the interest is conveyed to the participant.

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At December 31, 2018 and 2017, Royale Energy had Deferred Drilling Obligations of $6,213,283 and $5,891,898, respectively.

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

Other Receivables

Our other receivables consist of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At December 31, 2018 and 2017, the Company established an allowance for uncollectable accounts of $2,296,384 and $1,975,660, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

Revenue Receivables

Our revenue receivables consist of receivables related to the sale of our natural gas and oil.  Once a production month is completed, we receive payment approximately 15 to 30 days later. Historically, Royale has not had issues related to the collection of revenue receivables, and as such has determined that an allowance for revenue receivables is not currently necessary.

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

Income (Loss) Per Share

Basic and diluted losses per share are calculated as follows:

	Year Ended December 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
Net Loss	$(23,504,327)	$(23,504,327)	$(2,427,169)	$(2,427,169)
Less: Preferred Stock Dividend	594,613	594,613	-	-
Less: Preferred Stock Dividend in Arrears	-	-	-	-
Net Loss Attributable to Common Shareholders	(24,098,940)	(24,098,940)	(2,427,169)	(2,427,169)
Weighted average common shares outstanding	44,174,209	44,174,209	21,836,975	21,836,975
Effect of dilutive securities	-	--	-	-
Weighted average common shares, including Dilutive effect	44,174,209	44,174,209	21,836,975	21,836,975
Per share:
Net Loss	$(0.55)	$(0.55)	$(0.11)	$(0.11)

For the year ended December 31, 2018, Royale Energy had dilutive securities of 24,049,443.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

Stock Based Compensation

Royale has a stock-based employee compensation plan, which is more fully described in Note 12. The Company has adopted ASC 718 as updated by ASU 2016-09 and ASU 2017-09 for share-based payments. The Company has not implemented the amendments described in ASU 2018-07 as they become effective for public companies in 2019. This topic requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It further establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee stock ownership plans. Shares issued in connection with a business combination as part of the consideration transferred in exchange for the acquiree are treated within the scope of Topic 805.

Income Taxes

Royale utilizes the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with the Income Taxes Topic of the Accounting Standards Codification ASC740. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Under the Topic, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported net amounts.

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

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions

At December 31, 2018 and 2017, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 for further discussion of the Company’s asset retirement obligations.

Accounts Payable and Accrued Expenses

At December 31, 2018 and 2017, the components of accounts payable and accrued expenses consisted of:

	2018	2017

Trade Payables including accruals	$2,589,518	$2,392,755
Direct working interest investors related accruals	1,223,588	688,002
Current drilling efforts accrued expenses	413,701	483,734
Legal Settlement Payable	-	438,667
Accrued Liabilities	391,641	266,110
Employee related accruals	232,010	93,619
Interest payable on cash advances	-	223,833
Deferred rent	32,752	35,036
Federal and State income taxes payable	12,323	17,123
	$4,895,533	$4,638,879

Accrued Liabilities – Long Term

Prior to the Merger, Matrix had outstanding long term liabilities for interest on notes payable due to certain Matrix principals.  The balance due at December 31, 2018, was $1,306,605.

Accrued Unpaid Guaranteed Payments

Prior to the Merger, Matrix had outstanding accrued unpaid guaranteed payments for unpaid salaries due to certain Matrix employees.  At December 31, 2018, the $1,616,205 balance remains the same as the time of merger.

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

Reclassifications

The Company has reclassified certain prior year amounts between operating cash flow categories to present it on a basis comparable with the current year’s presentation with no impact on net cash provided by operating activities. During 2017, Royale treated reimbursement of overhead expenses through joint operations (“COPAS Overhead”) as part of revenue. In 2018, the Company changed its accounting policy and treats COPAS Overhead as a reduction to the Company’s General and Administrative expenses. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Business Combinations

From time-to-time, the Company acquires businesses in the oil and gas industry. Royale primarily targets businesses in geological basins that the Company considers to be in a focus area. Businesses are included in the consolidated financial statements from the date of acquisition.

We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (1) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (2) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we report provisional amounts for the items for which the accounting is incomplete. The measurement or allocation period ends once we receive the information we are seeking; however, this period will generally not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. We recognize third-party transaction related costs as expense currently in the period in which they are incurred.

Fair value considerations include the evaluation of the underlying documentation supporting receivables, property, other assets and liabilities. If the documentation and support for a receivable or other asset represented by the seller is not deemed acceptable by the Company’s auditors, the receivable or other asset is not considered in the purchase price until such time as the receivable or other asset can be proven to a level acceptable to the Company’s auditors.

Any receipts by the company of cash or other assets, subsequent to the transaction date for which the merger documentation was considered insufficient at the time of the merger, the company recognizes as a current liability. At such time as the documentation is deemed acceptable, the liability is relieved with a credit to earnings in the period of determination.

When the Company pays more than fair market value for an asset, it records the overage as an intangible asset (“goodwill”). In the event that the Company pays less than fair market value for an asset(s) this results in “negative goodwill” or a so called “bargain purchase”. In the event of a bargain purchase, the Company will reevaluate the fair market value of the asset(s) being acquired until such time as there is no negative goodwill.

Goodwill and Impairments

We evaluate goodwill for impairment annually as of December 31st, or when an indicator of impairment exists. We compare the fair value of our reporting units with the carrying value, including goodwill. We recognize an impairment charge for the amount by which the carrying value exceeds a reporting unit’s fair value, not to exceed the total amount of recorded goodwill, as applicable.

Significant estimates used in our fair value calculation using discounted future cash flows include: (1) estimates of future revenue and expense growth by field, (2) future estimated effective tax rates, which vary by geological region and state; (3) future estimated capital expenditures and future required investments in working capital; (4) estimated discount rates, (5) reserve life and decline rates as estimated by an industry recognized reservoir engineer, (6) future commodity pricing expectations as developed by Company management, (7) risking factors established by management by asset class and (8) future development opportunities as evaluated by the Company’s engineering staff. Significant estimates include; oil and gas future well recoveries, future commodity price forecasts, future potential growth estimates, discount values and risk factors.

In addition, we evaluate an acquisition for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (1) a significant adverse change in legal factors or in the business climate; (2) an adverse change in commodity prices, (3) assessment by a regulator; (3) a determination by management that some or all of the acquisition will be sold; (4) continued or sustained losses by the acquisition; (5) a significant decline in production as compared to our book value; or (6) we conclude that we may not recover a significant asset class within the acquisition.

Accounting Standards

Recently Adopted

ASU 2017-09, Revenue from Contracts with Customers (ASC 606)

On January 1, 2018, we adopted the new ASC Topic 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method.

We evaluated the effect of transition by applying the provisions of the new revenue standard to contracts with remaining obligation as of January 1, 2018. No cumulative adjustment to retained earnings was necessary as a result of adopting this standard.

Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies.

We concluded that the adoption of the new revenue standard did not result in any changes to our consolidated balance sheet or statement of cash flow

ASU 2017-01: Business Combinations–Clarifying the Definition of a Business

In January 2017, the FASB issued a new accounting standards update that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities constitutes a business. The guidance requires us to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities would not represent a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue guidance. This standard was effective for us in the first quarter of 2018, and was applied prospectively. Adoption of this standard did not have a significant impact on our consolidated results of operations, financial position or cash flows.

ASU 2016-18: Statement of Cash Flow-Restricted Cash (ASC-230-10-50-8)

In November 2016, the FASB issued a new accounting standards update that requires entities to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. As a result, we no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, and restricted cash are presented in more than one line item on the balance sheet, the standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements.

Royale has adopted this new ASU 2016-18 with the reporting of year-end financials. This standard requires Royale to show cash received specifically for drilling operations separately on the balance sheet as Restricted Cash. See note above.

We also adopted the following ASUs during 2018, none of which had a material impact to our financial statements or financial statement disclosures:

ASU	Effective Date
2017-09 Stock Compensation-Scope of Modification Accounting	January 1, 2018
2017-07 Retirement Benefits-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Cost	January 1, 2018
2017-05 Gains and Losses from the Depreciation of Nonfinancial Assets -Clarifying the Scope of Assets Derecognition Guidance	January 1, 2018
2014-16 Income Taxes-Intra-Entity Transfers of Assets other than Inventory	January 1, 2018
2016-15 Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-01 Financial Instruments-Recognition and Measurement of Financial Assets and Liabilities	January 1, 2018

Not Yet Adopted

ASU 2018-02, Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued an ASU allowing an entity the choice to retained earnings the tax effects related to the TCJA that are stranded in accumulated other comprehensive income. We do not expect adoption of this standard to have a material impact on our financial statements. The amendment is effective beginning in 2019.

ASU 2017-12, Derivatives and hedging – Targeted Improvement to Accounting for Hedging Activities

In August 2017, the FASB issued an ASU to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirements to separately measure and report hedge ineffectiveness and eases certain hedge effectiveness assessment requirements. The guidance is effective beginning in 2019. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption. However, since we have not historically used derivatives to hedge our commodity price risk, we do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

ASU 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an ASU related to the accounting for credit losses on certain financial instruments. The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposures that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect application of this ASU to have a material impact on our consolidated financial statements.

ASU 2016-02 and 2018-11, Leases

In February 2016, the FASB issued an ASU requiring lessees to record virtually all leases on their balance sheet. The ASU also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flow arising from leases. For Lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leasers. The guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. We will transition to the new guidance by recording leases on our balance sheet as of January 1, 2019. We continue to evaluate the impact of this standard on our financial statements, disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementing changes to existing processes and controls. We believe the adoption of the standard will have a material impact on our consolidated financial statements as virtually all leases will be recognized as a right of use asset and lease obligation.

NOTE 2 – Merger with Matrix Oil Management Corporation and Formation of RMX

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

As a result of the Merger, REF became a wholly owned subsidiary of Royale Energy, and each outstanding share of common stock of REF at the time of the Merger was converted into one share of common stock of Royale Energy.  The common stock of Royale Energy is traded on the Over-The-Counter QB (OTCQB) Market System (symbol ROYL).

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

 The following table summarizes the consideration transferred, fair value of assets acquired and liabilities assumed:

March 7, 2018
Consideration:
Value of Royale Common Stock issued	$9,546,068
Value of Series B Convertible Preferred Stock issued	20,124,000
Total consideration	$29,670,068
Fair Value of Liabilities Assumed:
Current liabilities	19,624,592
Other liabilities	3,125,394
Asset Retirement obligations	1,419,544
Total fair value of liabilities assumed	24,169,530
Total consideration plus liabilities assumed	$53,839,598
Fair Value of Assets Acquired:
Cash	$548,805
Current assets	1,073,532
Proved and unproved crude oil and gas properties	51,214,512
Land	1,002,750
Total Fair Value of Assets Acquired	$53,839,598

In accordance with FASB Topic ASC 805, the following unaudited supplemental pro forma condensed results of operations present combined information as though the business combination had been completed as of January 1, 2018. The unaudited supplemental pro forma financial information was derived from the historical revenues and direct operating expenses of Royale Energy, Inc. and Matrix Oil Management Corporation and its affiliates. These unaudited supplemental pro forma results of operations for the consolidated companies as of December 31, 2018, are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the consolidated company for the periods presented or that may be achieved by the consolidated company in the future.

	Year ended December 31, 2018			Year ended December 31, 2017
	Royale Energy, Inc.	Matrix Oil Management Corp	Consolidated	Royale Energy, Inc.	Matrix Oil Management Corp	Consolidated
	(Unaudited)
Revenue	$723,172	$1,199,684	$1,922,856	$1,007,379	$4,896,861	$5,904,240
Net Loss	$(1,633,713)	$(149,936)	$(1,783,649)	$(2,427,169)	$(3,116,662)	$(5,543,831)
Net Loss available to common shareholders	$(1,633,713)	$(149,936)	$(1,783,649)	$(2,427,169)	$(3,116,662)	$(5,543,831)
Pro forma Loss per common share Basic and diluted	$(0.04)	$(0.00)	$(0.04)	$(0.11)	$(0.14)	$(0.25)

Amounts previously estimated have changed during the measurement period. The changes in estimates included an increase of $2,581,641 of oil and gas properties and a decrease of $2,581,641 in accounts receivable and other current assets. We recorded measurement-period adjustments in the fourth quarter of 2018. Depletion expense increased by an immaterial amount as a result of these measurement-period adjustments and all amounts referenced below are inclusive of these measurement period adjustments. As of December 31, 2018, the purchase accounting for the Matrix acquisition was complete.

	Original	Adjustment	Revised
Cash	$548,805		$548,805
Current assets	$3,655,173	$(2,581,641)	$1,073,532
Oil and gas properties	$48,632,870	$2,581,641	$51,214,512

Formation of RMX and Asset Contribution

On April 13, 2018, Royale Energy, Inc., and two of Royale’s subsidiaries, Royale Energy Funds, Inc. and Matrix Oil Management Corporation (the “Royale Entities”) completed  the Subscription and Contribution Agreement (“Contribution Agreement”), in which the Royale Entities and CIC RMX LP (“CIC”) entered into the Contribution Agreement and certain other agreements providing that the Royale Entities would contribute certain assets to RMX Resources, LLC (“RMX”), a newly formed Texas limited liability company formed to facilitate the investment from CIC.  In exchange for its contributed assets, Royale received a 20% equity interest in RMX, an equity performance incentive interest and up to $20.0 million to pay off Royale Entities senior lender, Arena Limited SPV, LLC., in full, and to pay Royale Entities trade payables and other outstanding obligations. CIC contributed an aggregate of $25.0 million in cash to RMX in exchange for (i) an 80% equity interest in RMX with preferred distributions until certain thresholds are met, (ii) a warrant (“Warrant”) to acquire up to 4,000,000 shares of Royale’s common stock at an exercise price of $.01 per share and registration rights pursuant to a Registration Rights Agreement

The Contribution Agreement was completed in a two-step closing and funding, with the First Closing consummated on April 4, 2018 and the Second Closing consummated on April 13, 2018 with the Royale Entities. In connection with the Second Closing, the parties entered into a letter agreement related to the preliminary Settlement Statement process.  The parties agreed that, in lieu of the payment originally contemplated under Section 1.6(v) of the Contribution Agreement, the Royale Entities would receive the sum of $4,000,000, subject to adjustment. The $4,000,000 delivered at the Second Closing was an advance against amounts due the Royale Entities as Purchase Price, and the advance was subject to further adjustment in accordance with the Contribution Agreement.

RMX has a six-member board of managers. Royale has two seats on the board giving it a third of the Board.  Royale has designated Michael McCaskey and Johnny Jordan as its members of the RMX board.  The return targets for CIC through its funding of RMX provide for a “waterfall” style return profile with the first distributions going to CIC until it has received all Unpaid Preferred Return and Unpaid Preferred Enhanced Return, as defined by the Company’s Agreement.

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

Royale accounts for its ownership interest in RMX following the equity method of accounting, in accordance with ASC 323. Pursuant to the Subscription and Contribution agreement, Royale has an initial equity value of $6.25 million or 20% of the total equity of the joint venture with CIC having an initial equity value of $25.0 million or 80% of the total equity of the joint venture.

The Royale Entities contributed 100% of their interest in the Sansinena Field, 100% of the Sempra Field, 50% of the Bellevue Field, 100% of the Whittier Main Field, and 50% of the Whittier Field. The result of the transfer of oil and gas properties and surface rights for cash as described above and a 20% interest in RMX resulted in Royale recording a loss of approximately $17.9 million. The issuance by Royale of warrants to acquire 4,000,000 shares of Royale common stock, by CIC, caused Royale to record a loss of approximately $1.44 million. In addition, the Contribution Agreement called for an effective date of the property transfer of February 28, 2018 which required a purchase price adjustment of approximately $334,000 in the form of a cash contribution to RMX and an increase in the loss on the sale. The transfer of MOC to RMX as the operating company provided an amount due Royale of approximately $640,000, which was recorded as a due from affiliate during the period in 2018.

The RMX joint venture has a senior revolving loan facility with Washington Federal Bank. The borrowing base of the facility is $25.0 million with $22.9 million drawn at December 31, 2018.

As part of the joint venture, RMX entered into a Master Service Agreement (“MSA”) calling for Royale Energy to provide land, engineering and support services for the joint venture.  For these services, Royale will receive $180,000 per month for the first year, renewable after one year at a reduced rate of $150,000 per month and subject to termination on 90 days’ notice.  These amounts are included in Supervisory Fees, Service Agreement and Other as more fully described in Note 1.

Termination of RMX MSA

On December 31, 2018, Royale was formally notified of RMX’s intent to terminate the MSA as of March 31, 2019. The Termination Notice calls for Royale to continue to provide accounting and other services through March 31, 2019. Thereafter, per Article VII, Section 7.2 of the MSA, Royale shall provide all reasonable assistance requested by the RMX Board to transition the management of RMX for a period of 30 days.

RMX Special Tax Provisions

Under the provisions of the Amended and Restated Limited Liability Company Agreement of RMX Resources, LLC (“RMX Agreement”) dated March 27, 2018, the gains and losses of the partnership are distributed as if all of RMX’s assets were sold for cash at a price equal to their book basis and all RMX liabilities were satisfied at their book basis and all of the remaining assets of RMX were distributed in accordance with Section 5.4 of the RMX Agreement. Notwithstanding the above, for each fiscal year or other relevant period, deductions attributable to exploration costs, IDCs, and operating and maintenance costs shall be allocated 100% to the CIC members pro rata in accordance with their Class B percentage interests for each fiscal year.

Listed below is the summarized information required under Rule 3-09 of regulation S-X, Article 10 for Royale’s investment in RMX:

	March 27 (inception) through December 31, 2018
	RMX Resources, LLC	Royale Energy, Inc. Share

Balance Sheet:
Total Assets	$71,758,262	$14,351,652
Total Liabilities	38,838,608	7,767,722
Members Equity	32,919,654	6,583,931
Results of Operations:
Net operating revenue	$8,773,661	$1,754,732
Loss from operations	(181,464)	(36,293)
Net income	1,669,654	333,931

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

	2018	2017
Oil and Gas

Producing properties, including intangible drilling costs	$9,340,779	$3,755,705
Undeveloped properties	25,582	1,435
Lease and well equipment	3,350,893	4,119,802
	12,717,254	7,876,942
Accumulated depletion, depreciation and amortization	(6,402,657)	(6,582,648)

Net capitalized costs Total	$6,314,597	$1,294,294

Commercial and Other	2018	2017

Real estate, including furniture and fixtures	$83,405	$-
Vehicles	40,061	40,061
Furniture and equipment	1,095,149	1,092,926
	1,218,615	1,132,987
Accumulated depreciation	(1,125,722)	(1,125,039)
	92,893	7,948
Net capitalized costs Total	$6,407,490	$1,302,242

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed at December 31:

	2018	2017

Acquisition – Proved	$-	-
Acquisition- Unproved	$-	-
Development	$3,838,998	$4,525,452
Exploration	$-	-

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2018 or 2017. We did not charge any previously capitalized exploratory well costs to expense upon adoption of Topic.  Undeveloped properties are not subject to depletion, depreciation or amortization.

Year Ended December 31,
	2018	2017
Beginning balance at January 1	$-	$-

Additions to capitalized exploratory well costs pending the determination of proved reserves	$-	$-

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	$-	$-

Ending balance at December 31	$-	$-

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) are as follows:

	Year Ended December 31,
	2018	2017
Oil and gas sales	$1,599,362	$554,235
Production related costs	(1,613,368)	(435,637)
Lease Impairment	(1,183,515)	(289,775)
Depreciation, depletion and amortization	(722,935)	(116,017)

Results of operations from producing and exploration activities	$(1,920,456)	$(287,194)
Income Taxes (Benefit)	-	-

Net Results	$(1,920,456)	$(287,194)

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  The provisions of this Topic apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, development, and operation of a long-lived asset.

	2018	2017
Asset retirement obligation, Beginning of the year	$1,000,908	$952,110
Liabilities incurred during the period	595,583	53,142
Settlements	(52,636)	-
Merger Additions	1,419,544	-
Sales	(486,585)	-
Accretion expense	(110,358)	(4,344)

Asset retirement obligation, End of year	$2,366,456	$1,000,908

NOTE 5 – TURNKEY DRILLING OBLIGATION

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds.  At December 31, 2018 and 2017, Royale Energy had recorded deferred turnkey drilling associated with undrilled wells of $6,213,283 and $5,891,898, respectively, as a current liability.

NOTE 6 – NOTES PAYABLE

On October 3, 2018, the Company issued a promissory note for a principal amount of $517,585 to Forza Operating, LLC. At an interest rate of 5.5%. Beginning October 3, 2018, principal and interest is due and payable in 12 monthly installments of $44,428. The note was the result of an agreement regarding the plugging and abandonment of the CL&F #1 and the CL&F #1 SWD wells. The Company agreed to include the current joint interest billing balance due to Forza Operating of $233,367 and Royale’s share of future plugging and abandonment costs of $284,218. Immediately following the merger with the Matrix entities, it acquired the Matrix loan with Arena which was subsequently paid off with the closing of the RMX joint venture. At December 31, 2018 and 2017, Royale Energy had Notes Payable of $390,839 and $0, respectively, as a current liability.

NOTE 7 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  In 2016, the Company adopted Accounting Standards Update (ASU) 2015-17 and has classified all of its deferred tax assets and liabilities as noncurrent on its balance sheet.

On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Tax Act”). The Tax Act permanently reduces the U.S. federal corporate tax rate from a maximum 35% to 21%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limits the deduction of interest expense for certain companies. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of enactment. For the period ending December 31, 2018, the Company re-measured the applicable deferred tax assets based on the rates at which they are expected to reverse. The gross deferred tax assets and liabilities have been adjusted and a corresponding offset has been recorded to the full valuation allowance against the Company’s net deferred tax assets, which resulted in no net effect to its provision for income taxes and effective tax rate. No other provisional adjustments have been made as a result of the Act.

Significant components of the Company’s deferred assets and liabilities at December 31, 2018 and 2017, respectively, are as follows:

	2018	2017
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$367,149	$369,591
Net Operating Loss	7,121,912	3,130,841
Other	708,057	1,013,329
Share-Based Compensation	86,510	69,609
Capital Loss / AMT Credit Carry Forward	9,458	18,915
Charitable Contributions Carry Forward	6,158	10,025
Allowance for Doubtful Accounts	597,519	514,067
Oil and Gas Properties and Fixed Assets	5,987,061	4,839,823
Investment in RMX Joint Venture	(1,247,847)	-
	$13,635,977	$9,966,200
Valuation Allowance	(13,635,977)	(9,966,200)
Net Deferred Tax Asset	$-	$-

At the end of 2016, management reviewed the realizability of the Company’s net deferred tax assets.  Due to the Company’s cumulative losses in recent years, Royale and its management concluded that it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company recorded a full valuation allowance against the net deferred tax assets in 2016.  At the end of 2017, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, Royale and its management concluded it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2018.  The Company will assess the realizability of the deferred tax assets at least yearly and make appropriate updates as needed.  Royale Energy, Inc. have available net operating loss carryforwards of $19,151,810 generated in tax years ended before January 1,2018, which if not utilized, begin to expire in the year 2024. Royale Energy, Inc. has no net operating loss carryforwards generated after December 31, 2017, which can be carried forward indefinitely.

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2018 and 2017, respectively, to pretax income is as follows:

	2018	2017
Tax (benefit) computed at statutory rate of 21% for 2018 and 34% for 2017	$(4,935,909)	$(825,237)

Increase (decrease) in taxes resulting from:
Meals & Entertainment	1,320	-
Investor Incentive Expense	7	-
Transaction Costs	160,927	-
Loss on Warrants Issued to RMX	302,398	-
Prior-year true-up for Books	2,075,440	-
Deferred State Taxes, net of federal benefit	(1,009,601)	-
Other non-deductible expenses	(264,359)	1,393
Change in valuation allowance	3,669,777	823,844
Provision (benefit)	$-	$-

The components of the Company’s tax provision are as follows:

	2018	2017

Current tax provision (benefit) – federal	$-	-
Current tax provision (benefit) – state	-	-
Deferred tax provision (benefit) – federal	-	-
Deferred tax provision (benefit) – state	-	-

Total provision (benefit)	$-	-

In January 2007, Royale adopted additional provisions from the Income Taxes Topic of the FASB Accounting Standards Codification, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of our implementation of the Topic at the time of adoption and at December 31, 2018, the Company did not recognize a liability for uncertain tax positions.  Currently, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2013 through 2017 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 8 - SERIES B PREFERRED STOCK

Pursuant to the terms of the Merger all Class A limited partnership interests of Matrix Investments, LP (“Matrix Investments”) were exchanged for Royale Common stock using conversion ratios according to the relative value of the Class A limited partnership interests, and $20,124,000 of Matrix Investments preferred limited partnership interests were converted into 2,012,400 shares of Series B Convertible Preferred Stock of Royale. The Board of Directors of Royale Energy, prior to the merger, authorized 3,000,000 shares of Series B Convertible Preferred, which carries a liquidation preference and a 3.5% dividend, payable in cash or Paid-In-Kind shares. The Series B Convertible Preferred Stock is convertible at the option of the security holder at the rate of ten shares of common stock for one share of Series B Convertible Preferred Stock. The Series B Preferred Stock has never been registered under the Securities Exchange Act of 1934, and no market exists for the shares. Additionally, the Series B Convertible Preferred shares will automatically convert to common at any time in which the Volume Weighted Average Price (VWAP) of the common stock exceeds $3.50 per share for 20 consecutive trading days, the shares are registered with the SEC and the volume of common shares trades exceeds 200,000 shares per day. The shareholders of the Series B Convertible Preferred may vote the number of shares into which they would be entitled to convert, beginning in 2020.

On December 17, 2018, the board authorized the issuance of 59,416 shares of Series B Convertible Preferred shares, valued at $594,613, for the outstanding dividends as Paid-In-Kind shares. At December 31, 2018, the shares were outstanding but not issued. No cash was used to pay dividends on Series B preferred shares in 2018.

NOTE 9 - COMMON STOCK

In November 2015, Royale entered in a securities purchase agreement and related agreements with ten investors.  Under the terms of the agreement, the investors purchased 497,740 shares of Royale’s common stock at $0.408 per share and received warrants to purchase up to 248,873 shares (the “Warrants’) of stock at $1.00 per share for three (3) years, for a total of $203,080 in gross proceeds.  In April 2016, Royale entered in a securities purchase agreement and related agreements with one investor.  Under the terms of the agreement, the investor purchased 622,316 shares of Royale’s common stock at $0.3214 per share, and received warrants to purchase up to 311,158 shares (the “Warrants’) of stock at $0.5356 per share for three (3) years, for a total of $200,000 in gross proceeds.  In July 2016, Royale entered in securities purchase agreements and related agreements with three investors.  Under the terms of the agreement, the investors purchased 2,392,500 shares of Royale’s common stock at $0.40 per share, and received warrants to purchase up to 478,500 shares (the “Warrants’) of stock at $0.80 per share for two (2) years, for a total of $957,000 in gross proceeds. On April 13, 2018, Royale Energy, Inc., and two of Royale’s subsidiaries, Royale Energy Funds, Inc. and Matrix Oil Management Corporation (the “Royale Entities”) completed  the Subscription and Contribution Agreement (“Contribution Agreement”), in which the Royale Entities and CIC RMX LP (“CIC”) entered into the Contribution Agreement and certain other agreements providing that the Royale Entities would contribute certain assets to RMX Resources, LLC (“RMX”), a newly formed Texas limited liability company formed to facilitate the investment from CIC. As part of the agreement a warrant (“Warrant”) was issued to acquire up to 4,000,000 shares of Royale’s common stock at an exercise price of $.01 per share and registration rights pursuant to a Registration Rights Agreement. See Note 2 for full discussion.

NOTE 10 - OPERATING LEASES

Royale Energy occupies office space through the use of certain leases, one for their office in El Cajon, CA and one for an office and yard in Woodland, CA.  The El Cajon lease is under a 62 month lease contract, with a yearly increase of 3.5%, which expires in January 2020. The El Cajon lease calls for monthly payments ranging from $6,148 to $10,801, and the Woodland lease calls for monthly payments of $500.  Royale rents an office and yard in Woodland, CA on a month-to-month basis that currently calls for monthly payments of $500.   Additionally, Royale has assumed the use of and responsibility for the payments under a lease for an office space in Santa Barbara, CA. The Santa Barbara lease calls for monthly payments of $7,843, through expiration in September 2019. The Company is currently in discussion to extend the term in exchange for a reduction in rate and amendment name Royale as the contracting party. Rental expense for the years ended December 31, 2018 and 2017 was $210,280 and $110,909 respectively.

Year Ended
December 31,

2019	$217,224
2020	127,355
2021	131,602
2022	13,802
2023	-

Total	$489,983

NOTE 11 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

As of March 14, 2019, Mr. Donald H. Hosmer owned 2.69% of Royale Energy common stock (as calculated under SEC Rule 13d-3).  Donald Hosmer has participated individually in 179 wells under the 1989 policy.  During 2018 and 2017, Donald did not participate in fractional interests.  At December 31, 2018, Royale had a payable balance of $2,994 due to Donald Hosmer for normal drilling and lease operating expenses.

As of March 14, 2019, Stephen M. Hosmer owned 2.93% of Royale Energy common stock (as calculated under SEC Rule 13d-3).  Stephen Hosmer has participated individually in 179 wells under the 1989 policy.  During 2018 and 2017, Stephen did not participate in fractional interests.  At December 31, 2018, Royale had a receivable balance of $14,706 due from Stephen Hosmer for normal drilling and lease operating expenses.

At December 31, 2018, we had a total payable of $552,645 due to RMX Resources, LLC and its subsidiary, Matrix Oil Corporation, related to the ongoing transactions between the Royale Energy and RMX Resources, LLC. Of this balance, approximately $312,000 was received on behalf RMX Resources from various oil and gas customers. See related discussion in Note 17 – Subsequent Events.

Prior to the Merger, Matrix had outstanding accrued unpaid guaranteed payments for unpaid salaries due to certain Matrix employees.  At December 31, 2018, the balance due these employees was $1,616,205. Prior to the Merger, Matrix had outstanding long term liabilities for interest on notes payable due to certain Matrix principals.  The balance due these principals at December 31, 2018, was $1,306,605.

Michael McCaskey and Jeffery Kerns, each former directors of Royale, have consulting agreements to provide services as directed and at the discretion of the company.

NOTE 12 - STOCK COMPENSATION PLAN

On October 10, 2018, the Company entered into an Incentive Stock Option Award Agreement with Stephen M. Hosmer, Chief Financial Officer. Mr. Hosmer was granted 250,000 options to purchase common stock at an exercise price of $0.31 per share. These options were granted for a period of 10 years and will expire after October 10, 2028.  These options become vested exercisable immediately. These options were valued using the Black-Scholes methodology. The Black-Scholes assumptions were as follows: Exercise price per share, $0.31; Current stock price (as of the close on October 10, 2018) $0.34; Risk-free interest rate of 3.22%; Time to maturity of 10 years; and, Stock volatility of 66.48%. The Black-Scholes model, using the values listed above, valued each option at $0.26 making the award of $250,000 options worth $64,954. There were no other stock options issued in 2018 or 2017.

A summary of the status of Royale Energy’s stock option plan as of December 31, 2018 and 2017, and changes during the years ending on those dates is presented below:

	2018		2017
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options
Outstanding and Exercisable at Beginning of Year	-		100,000	$5.00
Granted or Vested	250,000	$0.31	-	-
Exercised	-		-	-
Forfeited	-		(100,000)	-

Options Outstanding and Exercisable at Year End	250,000	$0.31		$-

Weighted-average Fair Value of Options Granted During the Year	$64,954		-

At December 31, 2018, Royale Energy’s stock price, $0.13, was less than the weighted average exercise price, and as such the outstanding and exercisable stock options had no intrinsic value.  The remaining outstanding stock options have a weighted-average remaining contractual term of one year as of December 31, 2018.

The Company had no non-vested stock option at December 31, 2018 or 2017.

During 2018 and 2017, we recognized $64,954 and $0, respectively, in compensation costs for the vested stock options. The company will incur no future expense related to these options.

NOTE 13 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2018 and 2017, were $35,312 and $28,947 respectively.

NOTE 14 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy’s business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2018 or 2017.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 15 - CONCENTRATIONS

The Company bids its gas sales on a month to month basis and generally sells to a single customer without commitment to future gas sales to any particular customer. The Company normally sells approximately 32% of its monthly natural gas production to one customer on a month to month basis.  Since we are able to sell our natural gas to other readily available customers, the loss of any one customer would not have an adverse effect on our overall sales operations.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution for our interest bearing accounts in the years ended December 31, 2018, and 2017.  At December 31, 2016, and 2015, the Company’s non-interest bearing accounts were fully insured by the FDIC.   At December 31, 2018 and 2017, cash in banks exceeded the FDIC limits by approximately $5.7 million and $2.8 million, respectively. The Company has not experienced any losses on deposits.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company may become involved from time to time in litigation on various matters, which are routine to the conduct of its business.  The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations, though any adverse decision in these cases or the costs of defending or settling such claims could have a material effect on its business.

The Company sponsors turnkey drilling agreement arrangements in unproved properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as Deferred Drilling Obligations. The contracts require the participants pay Royale the full contract price upon execution of the agreement. Royale typically begins the drilling activities within 12 months of funding and reaches total depth between 10 and 30 days after drilling begins.

NOTE 17 - SUBSEQUENT EVENTS

Settlement Agreement and Well Participation Agreement with RMX

On March 11, 2019 Royale entered into a Settlement Agreement with RMX Resources to resolve differences resulting from the calculation of certain post-closing amounts as called for under Section 7.3 of the Subscription and Contribution Agreement. Under the terms of this provision, Royale estimates that it may owe RMX approximately $552,645 related to its calculation of this post-closing amount under this provision. In addition, there are other disputed amounts related to certain joint owner billing amounts remaining unpaid at year end. In settlement of these differences, Royale has agreed to assign its remaining interests in the Bellevue Field, located in Kern County and the W. Whittier Field located in Los Angeles County, California to RMX. At December 31,2018, the Bellevue and W. Whittier fields accounted for 5.145 and 140.647 Mboe in reserves and were valued at $67,671 and $2.4 million, respectively using SEC pricing and discounted at 10 percent. Royale will continue to be responsible for the liability for the payment of all royalties and suspended funds incurred prior to March 1, 2018. As part of this Settlement Agreement, RMX will offer Royale the right, but not the obligation to participate in a number of wells to be drilled in the Sansinena, Sempra, Whittier and/or East LA properties in Los Angeles County, California at an offered working interest up to 75% of RMX’s working interest in each of the offered wells. The minimum number of wells to be offered to Royale in each year is 2 net wells as determined by an agreed upon methodology. The Agreement also calls for certain credits toward future drilling costs of the offered wells.

Settlement with Sunny Frog

Matrix Oil Company (“MOC” or “Matrix”) operated the Sansinena Field and the East LA Fields. Sunny Frog Oil, LLC (“Sunny Frog”) was a non-operator working interest participant in these fields. During the merger negotiations with Matrix Oil, LLC held during 2017, Royale entered into a purchase and sales agreement with Sunny Frog for the purchase of their 50% interest in the Sansinena and East La Fields on November 27, 2017. After Matrix completed the merger with Royale during March of 2018, it then committed to sell or contributed the Sansinena Field to the RMX joint venture along with certain other properties in April of 2018. In addition, Royale contributed it right to purchase the Sunny Frog interests in the Sansinena and East LA Fields to the RMX joint venture. On April 4, 2018, RMX closed with Sunny Frog for all of their interests in the Sansinena and East LA Fields.

Subsequent to the closing by RMX of the properties with Sunny Frog, Sunny Frog commissioned an audit of the joint accounts during the period that MOC operated the properties. The audit report reflected a large balance due Sunny Frog from MOC. (MOC became part of RMX following the contribution of assets by Royale in early April.) Pursuant to Section 14.2 of the Purchase Agreement, RMX was to deliver any objections to the Preliminary Settlement Statement within 120 days following the closing Date. RMX did not tender its objections to the audit within the proscribed 120-day time limit.

In addition, subsequent to the audit, other matters of controversy arose between Sunny Frog and RMX.

On February 11, 2019, a settlement and release agreement was entered into by Sunny Frog and RMX whereby RMX agreed to pay $75,000 to settle any and all differences between MOC and Sunny Frog. This settlement includes any liabilities payable by Royale. Royale has reviewed its accounts and made any required adjustments.

Issuance of Common Stock

During the first quarter of 2019, in lieu of cash payments for salaries, fees or incentives, Royale issued 989,966 shares of its Common stock valued at approximately $240,008 to various employees, officers and board members.

NOTE 18 - SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by Royale Energy which are located solely in the United States.  Proved reserves represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells, with existing equipment and operating methods.  Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells for which relatively major expenditures are required for completion.

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineering consultant Netherland, Sewell & Associates, Inc., the net reserve value of its proved developed and undeveloped reserves was approximately $57.8 million at December 31, 2018, based on the average Henry Hub natural gas price spot price of $3.10 per MCF and for oil volumes, the average West Texas Intermediate price of $65.56 per barrel as applied on a field-by-field basis.  Netherland, Sewell & Associates, Inc. provided reserve value information for the Company’s California, Texas, Oklahoma, Utah and Louisiana properties. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures.  These estimates do not include probable or possible reserves.

The technical persons responsible for preparing the reserves estimates presented in the report of Netherland, Sewell & Associates, Inc., meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  Netherland, Sewell & Associates, Inc. is a firm of independent petroleum engineers, geologists, geophysicists, and petrophysicists; and do not own an interest in our properties and are not employed on a contingent basis.  All activities and reports performed and completed by Netherland, Sewell & Associates, Inc. with regards to our reserve valuation estimates are reviewed Royale’s management.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission (SEC).  Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited.  Estimates of future net cash flows presented do not represent management’s assessment of future profitability or future cash flows to Royale Energy.  Management’s investment and operating decisions are based upon reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and upon different price and cost assumptions from those used here.

It should be recognized that applying current costs and prices and a 10 percent standard discount rate does not convey absolute value.  The discounted amounts arrived at are only one measure of the value of proved reserves.

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2018 and 2017, and changes in such quantities during each of the years then ended, were as follows:

Total Proved Reserves
	2018		2017
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period	202	2,132,221	5,853	2,014,921
Revisions of previous estimates	(79,135)	(401,498)	(5,549)	307,371
Production	(20,329)	(135,396)	(102)	(190,111)
Extensions, discoveries and improved recovery	-	25,014	-	40
Merger Acquisition	11,375,784	13,459,933	-	-
Purchase of minerals in place	29,300	116,110	-	-
Sales of minerals in place	(10,159,421)	(12,210,184)	-	(450,488)

Proved reserves end of period	1,146,400	2,986,200	202	2,132,221

Proved Developed
	2018		2017
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed reserves:

Beginning of period	202	1,798,697	5,823	1,699,997

End of period	148,600	1,914,900	202	1,798,697

Proved Undeveloped

	2018		2017
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved undeveloped reserves:

Beginning of period	-	333,524	-	314,925

End of period	997,800	1,071,300	-	333,524

At December 31, 2018, our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 401,498 MCF of natural gas. This downward revision was mainly the result of one California location which had proved undeveloped reserves 333,524 MCF of natural gas at December 31, 2017, which the Company has decided not to drill. At December 31, 2018, our previously estimated proved developed and undeveloped oil reserve quantities were revised downward by approximately 79,135 BBL of oil. This downward revision was mainly the result of a Texas field acquired during the Matrix merger which had 81,054 BBL of oil lower proved developed producing reserves than originally estimated at the time of the merger.

For December 31, 2017, our previously estimated proved developed and undeveloped reserve quantities were revised upward by approximately 307,371 MCF of natural gas.  This upward revision reflected higher than previously estimated proved producing and non-producing natural gas reserves at eight California wells and one Utah well.  A location which had 63,350 MCF in proved developed reserves at December 31, 2016, was drilled and began in 2011, was revised upward 122,998 MCF at December 31, 2017.  Two locations which had 128,165 MCF in proved developed reserves at December 31, 2016, were drilled and began producing prior to 2000, were revised upward 118,006 MCF at December 31, 2017.  A location which was drilled and began producing in 2010, which had proved developed reserves of 618,709 was revised upward 15,227 MCF at December 31, 2017.  A location in Utah which was drilled and began producing in 2006, was revised upward 14,688 MCF at December 31, 2017.  A location which was drilled and began producing in 2012, had no proved developed reserves at December 31, 2016, was revised upward 10,994 MCF at December 31, 2017.  A location which was drilled and began producing in 2008, had proved developed reserves of 13,878 at December 31, 2016, was revised upward 6,084 MCF at December 31, 2017.   A location which had proved undeveloped reserves of 314,925 MCF at December 31, 2016, was revised upward 18,598 MCF at December 31, 2017.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The future net cash inflows are developed as follows:

•	Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
•	The estimated future production of proved reserves is priced on the basis of year-end prices.
•

The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year-end estimates. Estimated future development costs by year are as follows:

2019	$2,130,500
2020	1,881,500
2021	1,500,000
Thereafter	1,744,900

Total	$7,256,900

The resulting future net revenue streams are reduced to present value amounts by applying a ten percent discount.

Disclosure of principal components of the standardized measure of discounted future net cash flows provides information concerning the factors involved in making the calculation.  In addition, the disclosure of both undiscounted and discounted net cash flows provides a measure of comparing proved oil and gas reserves both with and without an estimate of production timing.  The standardized measure of discounted future net cash flow relating to proved reserves reflects estimated income taxes.

Changes in standardized measure of discounted future net cash flow from proved reserve quantities

The standardized measure of discounted future net cash flows is presented below for the years ended December 31, 2018 and 2017.

This statement discloses the sources of changes in the standardized measure from year to year. The amount reported as “Net changes in prices and production costs” represents the present value of changes in prices and production costs multiplied by estimates of proved reserves as of the beginning of the year. The “accretion of discount” was computed by multiplying the ten percent discount factor by the standardized measure on a pretax basis as of the beginning of the year. The “Sales of oil and gas produced, net of production costs” are expressed in actual dollar amounts. “Revisions of previous quantity estimates” is expressed at year-end prices. The “Net change in income taxes” is computed as the change in present value of future income taxes.

	2018	2017

Future cash inflows	$87,467,200	6,065,500
Future production costs	(22,390,900)	(2,117,900)
Future development costs	(7,256,900)	(580,800)
Future income tax expense	(17,345,820)	(1,010,040)

Future net cash flows	40,473,580	2,356,760

10% annual discount for estimated timing of cash flows	(9,827,666)	(712,072)

Standardized measure of discounted future net cash flows	$30,645,914	1,644,688

Sales of oil and gas produced, net of production costs	$(40,557)	(161,139)

Revisions of previous quantity estimates	(71,162)	87,956
Net changes in prices and production costs	11,683,159	106,303
Sales of minerals in place	(3,061,278)	-
Purchases of minerals in place	287,300	-
Merger Acquisition	29,903,670	-
Extensions, discoveries and improved recovery	59,191	74
Accretion of discount	2,670,000	197,400

Net change in income tax	(12,429,097)	(69,178)

Net increase (decrease)	$29,001,226	161,416

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves.  The following table estimates the costs to develop and produce our proved reserves in the years 2019 through 2021.

Future development cost of:	2019	2020	2021
Proved developed reserves (PDP)	$-	$-	$-
Proved non-producing reserves (PDNP)	38,000	91,500	-
Proved undeveloped reserves (PUD)	2,092,500	1,790,000	1,500,000

Total	$2,130,500	$1,881,500	$1,500,000

Common assumptions include such matters as the real extent and average thickness of a particular reservoir, the average porosity and permeability of the reservoir, the anticipated future production from existing and future wells, future development and production costs and the ultimate hydrocarbon recovery percentage.  As a result, oil and gas reserve estimates and discounted present value estimates are frequently revised in subsequent periods to reflect production data obtained after the date of the original estimate.  If the reserve estimates are inaccurate, production rates may decline more rapidly than anticipated, and future production revenues may be less than estimated.

Additional data relating to Royale Energy’s oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy’s Financial Statements, beginning on page F-1.

Historic Development Costs for Proved Reserves

In each year we expend funds to drill and develop some of our proved undeveloped reserves.  The following table summarizes our historic costs incurred in each of the past three fiscal years to drill and develop reserves that were classified as proved undeveloped reserves as of December 31 of the immediately preceding year:

2018	$-
2017	$-
2016	$243,583

RMX Resources, LLC

Royale has a 20% interest in RMX Resources, LLC, as described in NOTE 2- Merger with Matrix Oil Management Corporation and Formation of RMX. The estimates listed below of proved oil and gas reserves and revenues, both developed and undeveloped represent the gross volume attributable to RMX as a whole and to the 20 percent interest of RMX held by Royale. The reserve values were prepared by independent petroleum engineering consultants Netherland, Sewell & Associates, Inc. These estimates do not include probable or possible reserves and revenue and are presented on the same bases as that of Royale. RMX is not subject to U.S. Federal or state income taxes related to crude oil and natural gas production. RMX has elected to be taxed as a partnership; therefore, the reserve information provided below does not consider Federal or state income taxes.

Total Proved Reserves
	Net to RMX		Net to Royale (20%)
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period – formation of RMX	18,699,100	22,018,272	3,739,820	4,403,654
Production	(206,200)	(127,972)	(41,240)	(25,594)
Extensions, discoveries and improved recovery	-	-	-	-
Purchase of minerals in place	2,757,926	-	551,585	-
Sales of minerals in place	-	-

Proved reserves end of period	21,095,700	21,890,300	4,219,140	4,378,060

Proved Developed
	Net to RMX		Net to Royale (20%)
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed reserves:
Beginning of period – formation of RMX	3,955,367	3,303,772	791,073	660,754

End of period	4,965,400	3,175,700	993,080	635,140

Proved Undeveloped
	Net to RMX		Net to Royale (20%)
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved undeveloped reserves:
Beginning of period – formation of RMX	14,588,606	18,714,400	2,917,721	3,742,880

End of period	16,130,300	18,714,400	3,226,060	3,742,880

Changes in Standardized measure of discounted future net cash flow from proved reserve quantities

This statement discloses the sources of changes in the standardized measure from year to year. The amount reported as “Net changes in prices and production costs” represents the present value of changes in prices and production costs multiplied by estimates of proved reserves as of the beginning of the year. The “accretion of discount” was computed by multiplying the ten percent discount factor by the standardized measure on a pretax basis as of the beginning of the year. The “Sales of oil and gas produced, net of production costs” are expressed in actual dollar amounts. “Revisions of previous quantity estimates” is expressed at year-end prices. Because RMX was formed in April of 2018, this analysis only provides the reserve information as of year-end without a comparison and reciliation to a beginning reserve report.

	Net to RMX	Net to Royale (20%)

Future cash inflows	1,527,930,900	305,586,180
Future production costs	(421,114,900)	(84,222,980)
Future development costs	(144,008,100)	(28,801,620)
Future income tax expense	-	-
Future net cash flows	962,807,900	192,561,580

10% annual discount for estimated timing of cash flows	(594,814,700)	(118,962,940)

Standardized measure of discounted future net cash flows	367,993,200	73,598,640

Sales of oil and gas produced, net of production costs	(4,053,176)	(810,635)
Formation of RMX joint venture	301,412,679	60,282,536
Revisions of previous quantity estimates	-	-
Net changes in prices and production costs	-	-
Sales of minerals in place	-	-
Purchases of minerals in place	43,365,585	8,673,117
Extensions, discoveries and improved recovery
Accretion of discount	27,268,112	5,453,622
Net change in income tax	-	-

Net increase (decrease)	367,993,200	73,598,640