Form 10-Q
period 2019-03-31
Royale Energy, Inc.
filed 2019-05-20
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019	Commission File No. 000-55912

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value .001 per share	ROYL	OTC: QB

At May 15, 2019, a total of 50,742,248 shares of registrant’s common stock were outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$2,617,172	$1,853,742
Restricted Cash	2,872,505	4,501,300
Other Receivables, net	1,142,946	1,411,144
Revenue Receivables	526,296	316,974
Prepaid Expenses	2,076,806	174,852

Total Current Assets	9,235,725	8,258,012

Investment in Joint Venture	5,842,136	6,583,931
Right of Use Assets - Leases	448,297	-
Other Assets	783,554	509,955

Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	4,475,115	6,407,490

Total Assets	$20,784,827	$21,759,388

See notes to unaudited consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (unaudited)	December 31, 2018
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$6,669,229	$4,895,533
Royalties Payable	1,676,865	1,676,865
Notes Payable	479,366	390,839
Due to RMX Resources, LLC	23,087	552,645
Accrued Liabilities	1,254,204	1,254,204
Deferred Drilling Obligation	5,782,285	6,213,283
Lease Liability - current	143,702	-
Total Current Liabilities	16,028,738	14,983,369

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Lease Liability - Long-Term	304,595	-
Asset Retirement Obligation	2,422,659	2,366,455
Total Liabilities	21,678,802	20,272,634

Stockholders' Equity (Deficit):
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized, 2,089,741 and 2,071,861 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	20,897,407	20,718,613
Common Stock, $0.001 Par Value, 280,000,000 Shares Authorized 50,411,353 and 49,421,387 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	50,411	49,421
Additional Paid in Capital	53,262,368	53,023,350
Accumulated Deficit	(75,104,161)	(72,304,630)

Total Stockholders' Equity (Deficit)	(893,975)	1,486,754

Total Liabilities and Stockholders' Equity (Deficit)	$20,784,827	$21,759,388

 See notes to unaudited consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	2019	2018
Revenues:
Oil, NGL and Gas Sales	$403,169	$671,202
Supervisory Fees and Other	570,107	51,970
Total Revenues	973,276	723,172

Costs and Expenses:
Oil and Gas Lease Operating	355,610	267,648
Depreciation, Depletion and Amortization	52,083	173,716
Bad Debt Expense	1,927	-
Geological and Geophysical Expense	262,586	-
Legal and Accounting	277,772	712,722
Marketing	67,131	68,483
General and Administrative	698,163	859,357
Total Costs and Expenses	1,715,272	2,081,926

Gain on Turnkey Drilling	26,469	-

Loss From Operations	(715,527)	(1,358,754)

Other Income (Expense):
Interest Expense	(5,707)	(169,829)
Loss on Derivative Instruments	-	(105,130)
Gain on Settlement of Accounts Payable	62,972	-
Loss on Sale of Assets	(1,237,126)	-
Loss on Investment in Joint Venture	(741,795)	-
Loss Before Income Tax Expense	(2,637,183)	(1,633,713)

Net Loss	$(2,637,183)	$(1,633,713)

Basic Loss Per Share:
Net Loss available to common stock	$(0.07)	$(0.05)

Diluted Loss Per Share	$(0.07)	$(0.05)

See notes to unaudited consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,637,183)	$(1,633,713)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	52,083	173,716
Loss on Sale of Assets	1,237,126	-
Gain on Settlement of Accounts Payable	(62,972)	-
Loss on Investment in Joint Venture	741,795	-
Gain on Turnkey Drilling Programs	(26,469)	-
Bad Debt Expense	1,927	-
Loss on Derivative Instruments	-	105,130
Stock Based Compensation	240,008	-
Debt Issuance Costs Amortization	-	144,186
(Increase) Decrease in:
Other & Revenue Receivables	58,876	(350,349)
Prepaid Expenses and Other Assets	(1,723,900)	59,752
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	1,834,741	1,345,117
Due to Affiliate	(311,908)	-
Royalties Payable	-	128,714
Net Cash (Used in) Operating Activities	(595,876)	(27,447)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(2,519,331)	(25,033)
Proceeds from Turnkey Drilling Programs	2,196,522	1,345,833
Cash Acquired in Merger	-	548,805
Net Cash Provided by (Used in) Investing Activities	(322,809)	1,869,605

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(163,704)	(274,914)
Seismic Financing Agreement	217,024	-
Net Cash Provided by (Used in) Financing Activities	53,320	(274,914)

Net Increase (Decrease) in Cash and Cash Equivalents	(865,365)	1,567,244

Cash, cash equivalents and restricted cash at Beginning of Period	6,355,042	3,338,693
Cash, cash equivalents and restricted cash at End of Period	$5,489,677	$4,905,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$5,707	$99,525

Cash Paid for Taxes	$2,400	$600
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Issuance of Common Stock in Acquisition	$-	$9,546,068
Issuance of Convertible Preferred Stock, Series B, in Acquisition	$-	$20,124,000
Issuance of Common Stock for Cash Advances and Interest	$-	$347,500

See notes to unaudited consolidated financial statements.

ROYALE ENERGY, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Common Stock		Preferred Stock Series B
	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
December 31, 2017 Balance	21,850,185	$40,561,882	-	$-	$703,567	$(48,205,690)	$(6,940,241)
Matrix Merger	25,800,186	(40,165,982)	2,012,400	20,124,000	50,407,050	-	30,365,068
Stock issued for conversion of notes pursuant to merger agreement	750,000	(347,500)	-	-	-	-	(347,500)
Stock Issued in lieu of Compensation	-	-	-	-	-	-	-
Preferred Series B 3.5% Dividend	-	-	-	-	-	(57,891)	(57,891)
Net Loss	-	-	-	-	-	(1,633,713)	(1,633,713)
March 31, 2018 Balance	48,400,371	$48,400	2,012,400	$20,124,000	$51,110,617	$(49,897,294)	$21,385,723

	Common Stock		Preferred Stock Series B
	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
December 31, 2018 Balance	49,421,387	$49,421	2,071,861	$20,718,613	$53,023,350	$(72,304,630)	$1,486,754
Stock Issued in lieu of Compensation	989,966	990	-	-	239,018	-	240,008
Preferred Series B 3.5% Dividend	-	-	17,880	178,794	-	(178,794)	-
Implementation of ASC 842 - Lease Accounting	-	-	-	-	-	16,446	16,446
Net Loss	-	-	-	-	-	(2,637,183)	(2,637,183)
March 31, 2019 Balance	50,411,353	$50,411	2,089,741	$20,897,407	$53,262,368	$(75,104,161)	$(893,975)

See notes to unaudited consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – In the opinion of management, the accompanying unaudited financial statements include all adjustments, necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.  The results of operations for the three-month period are not, in management’s opinion, indicative of the results to be expected for a full year of operations.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report as filed on Form 10-K.

Consolidation

The accompanying consolidated financial statements include the accounts of Royale Energy, Inc. (sometimes called the “Company” “we,” “our,” “us,” “Royale Energy,” or “Royale”), Royale Energy Funds, Inc. (“REF”), and Matrix Oil Management Corporation and its subsidiaries.  All entities comprising the consolidated financial statements of Royale Energy have fiscal years ending December 31.  All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Termination of RMX MSA

On December 31, 2018, Royale was formally notified of RMX Resources, LLC’s (“RMX”) intent to terminate the MSA as of March 31, 2019. The Termination Notice calls for Royale to continue to provide accounting and other services through March 31, 2019. Thereafter, per Article VII, Section 7.2 of the MSA, Royale has provided all reasonable assistance requested, by the RMX Board of Directors, to transition the management of RMX through April 30, 2019 as which point all services under the Master Service Agreement (“MSA”) terminated.

Settlement Agreement and Well Participation Agreement with RMX

On March 11, 2019 Royale entered into a Settlement Agreement with RMX to resolve differences resulting from the calculation of certain post-closing amounts as called for under Section 7.3 of the Subscription and Contribution Agreement. Under the terms of this provision, Royale estimated that it may owe RMX approximately $552,645 related to its calculation of this post-closing amount under this provision. In addition, there are other disputed amounts related to certain joint owner billing amounts remaining unpaid at year end. In settlement of these differences, Royale has agreed to assign its remaining interests in the Bellevue Field, located in Kern County and the W. Whittier Field located in Los Angeles County, California to RMX. At December 31, 2018, the Bellevue and W. Whittier fields accounted for 5.145 and 140.647 Mboe in reserves and were valued at $67,671 and $2.4 million, respectively using SEC pricing and discounted at 10 percent. Royale will continue to be responsible for the liability for the payment of all royalties and suspended funds incurred prior to March 1, 2018. As part of this Settlement Agreement, RMX will offer Royale the right, but not the obligation to participate in a number of wells to be drilled in the Sansinena, Sempra, Whittier and/or East LA properties in Los Angeles County, California at an offered working interest up to 75% of RMX’s working interest in each of the offered wells. The minimum number of wells to be offered to Royale in each year is 2 net wells as determined by an agreed upon methodology. The Agreement also calls for certain credits toward future drilling costs of the offered wells. The Company recorded a loss of $1,237,126 on the settlement during the three months ended March 31, 2019.

Liquidity and Going Concern

The primary sources of liquidity have historically been issuances of common stock and operations. The Company’s consolidated financial statements reflect an accumulated deficit of $75,104,161, a working capital deficiency of $6,793,013 and a stockholders’ deficit of $893,975. These factors raise substantial doubt about our ability to continue as a going concern, however; we anticipate that our primary sources of liquidity will be from the sale of oil and natural gas property, participation interest and issuance of debt and/or equity. Additionally, Management plans increase revenue and reduce overhead and LOE costs, as a result of increased production in new wells drilled.

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

	For the three months ended March 31,
	2019	2018
Oil & Condensate Sales	146,250	85,205
Natural Gas Sales	256,919	584,136
NGL Sales	-	1,861
	403,169	671,202

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

Turnkey Drilling Obligations

These Turnkey Agreements are managed by the Company for the participants of the well.  The collections of pre-drilling AFE amounts are segregated by the Company and the gains and losses on the Turnkey Agreements are recorded in income or expense at the time of the casing point election in accordance with ASC 932-323-25 (Extractive Activities - Investments - Equity Method and Joint Ventures) and 932-360 (Extractive Activities - Oil and Gas Property, Plant, and Equipment).  The Company manages the performance obligation for the well participants and only records revenue or expense at the time the performance obligation of the Turnkey Agreement has been satisfied. At December 31, 2018 we had Deferred Drilling Obligations of $6,213,283, during the first three months of 2019 we disposed of $2,627,520 of drilling obligations upon completing the drilling of two natural gas wells in Northern California.

Supervisory Fees and Other

These amounts include proceeds from the MSA with RMX for the providing of land, engineering, accounting and support services for the RMX joint venture. Revenues earned under the MSA are recorded at the end of each month that services were performed in conformity with the Agreement with an offsetting receivable from the RMX joint venture. The service fee income is deemed earned at the end of each month that services are performed as prescribed by the contract. Payment is due on the thirteenth day following the end of the month following the performance of the services. Although payment is not necessarily received in accordance with the contract terms, it is eventually received. During the first quarter of 2019, we recognized $540,000 or 55.5% of our total revenues from these services. Royale has a single supervisory fee customer, that being RMX, which represents 100% of the Supervisory Fee income. On December 31, 2018, Royale received notice of cancelation of the MSA by RMX effective March 31, 2019. Also included are Pipeline and Compressor fees which are received and allocated based on production volumes.

Restricted Cash

Royale sponsors turnkey drilling arrangements in both proved and exploratory properties. The contracts require that participants pay Royale the full contract price upon execution of the drilling agreement. Each participant earns an undivided interest in the well bore at the completion of the well. A portion of the funds received in advance of the drilling of a well from a working interest participant are held for the expressed purpose of drilling a well. If something changes, the Company may designate these funds for a substitute well. Under certain conditions, a portion of these funds may be required to be returned to a participant. Once the well is drilled, the funds are used to satisfy the drilling cost. Royale classifies these funds prior to drilling as restricted cash as called for under ASU 2016-15 and later codified as ASC 230-10-50-8 (Statement of Cash Flows).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$2,617,172	$1,853,742
Restricted cash	2,872,505	4,501,300
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$5,489,677	$6,355,042

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

Listed below is the summarized information required under Rule 3-09 of regulation S-X, Article 10 for Royale’s investment in RMX:

	For the three months ended March 31, 2019
	RMX Resources LLC	Royale Energy, Inc. Share
Balance Sheet
Total Assets	67,526,471	13,505,294
Total Liabilities	38,315,791	7,663,158
Member Equity	29,210,680	5,842,136
Results of Operations:
Net Operating revenue	3,639,678	727,936
Income (Loss) from operations	(377,762)	75,552
Net Income (Loss)	(3,708,976)	741,795

Other Receivables

Our other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At March 31, 2019 and December 31, 2018, the Company established an allowance for uncollectable accounts of $2,260,077 and $2,296,384, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

Revenue Receivables

Our revenue receivables consist of receivables related to the sale of our natural gas and oil.  Once a production month is completed, we receive payment approximately 15 to 30 days later for Company operated properties. For outside operated properties, we receive payment approximately 45 to 60 days later.

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

At March 31, 2019 and December 31, 2018, Royale Energy did not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Note Payable

The Company entered into a one year installment plan with Seismic Exchange on December 21, 2018 for the acquisition of seismic data. The terms called for four payments with the first in the amount of $25,000 due on December 31, 2018 the remaining payments of $56,500 due quarterly with the final payment due on December 31, 2019. This was treated as an imputed note with an interest rate of 6.62% as called for under ASC 835-30.

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

Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard.

We concluded that the adoption of the new revenue standard did not result in any changes to our consolidated balance sheet or statement of cash flow.

ASU 842, Lease Accounting Standard

In February 2016, the FASB issued a new leasing accounting standard, which modified the definition of a lease and established comprehensive accounting and financial reporting requirements for leasing arrangements. It requires lessees to recognize a lease liability and a right-of-use ("ROU") asset for all leases, including operating leases, with a term of greater than 12 months on the balance sheet. On January 1, 2019, we adopted the new lease accounting standard as further described above using the modified retrospective method and applied to all leases that existed as of that date. It does not apply to leases to explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained.

ASU 2017-01: Business Combinations–Clarifying the Definition of a Business

In January 2017, the FASB issued a new ASU that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities constitutes a business. The guidance requires us to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities would not represent a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue guidance. This standard was effective for us in the first quarter of 2018, and was applied prospectively. Adoption of this standard did not have a significant impact on our consolidated results of operations, financial position or cash flows.

 ASU 2016-18: Statement of Cash Flow-Restricted Cash (ASC-230-10-50-8)

In November 2016, the FASB issued a new ASU that requires entities to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. As a result, we no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, and restricted cash are presented in more than one-line item on the balance sheet, the standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements.

Royale has adopted this new ASU 2016-18 with the reporting of year-end 2018 financials. This standard requires Royale to show cash received specifically for drilling operations separately on the balance sheet as Restricted Cash. See note above.

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

ASU 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an ASU related to the accounting for credit losses on certain financial instruments. The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposures that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Application of this ASU did not have a material impact on our consolidated financial statements.

ASU 2018-02, Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued an ASU allowing an entity the choice to retained earnings the tax effects related to the TCJA that are stranded in accumulated other comprehensive income. We adopted this standard during the first quarter of 2019. It did not material impact to our financial statements or financial statement disclosures.

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

ASU 2018-19, Codification Improvements to Topic 326, financial Instruments – Credit Losses

This was issued in November of 2018 and is effective upon adoption of the amendments in ASU 2016-13.

NOT YET ADOPTED

ASU 2018-18, Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606

This is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Application of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities

Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Application of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2018-15, Intangibles – Goodwill and Other – Internet Use Software (Subtopic 350-400), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

Effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Application of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-720), Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans

Effective for financial statements issued for fiscal years ending after December 15, 2020. Application of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for fair value measurement

Effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Application of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2017-04, Intangible – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued a new ASU that eliminates the requirement to calculate the implied fair value of the goodwill (Step 2 of goodwill impairment test under the current guidance) to measure a goodwill impairment charge. We anticipate the standard to require entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (measure the charge based on Step 1 under the current guidance). This standard is effective for us in the first quarter of 2020 and shall be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to adopt the standard on a prospective basis, and do not expect a material impact on our consolidated results of operations, financial position or cash flows for prior periods.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments

Effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. Earlier application is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Application of this ASU is not expected to have a material impact on our consolidated financial statements.

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Oil and Gas
Producing properties, including drilling costs	$7,395,060	$9,340,779
Undeveloped properties	53,852	25,582
Lease and well equipment	3,332,909	3,350,893
	10,781,821	12,717,254

Accumulated depletion, depreciation & amortization	(6,315,437)	(6,402,657)
	4,466,384	6,314,597
Commercial and Other
Real estate, including furniture and fixtures	-	83,405
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,095,149
	1,137,489	1,218,615

Accumulated depreciation	(1,128,758)	(1,125,722)
	8,731	92,893
	$4,475,115	$6,407,490

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the periods ended March 31, 2019 or 2018.

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

Impairment analyses are generally based on proved reserves. An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the three months ended March 31, 2018 and 2019, no impairment losses were incurred.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At March 31, 2019 and December 31, 2018, Royale Energy had Deferred Drilling Obligations of $5,782,285 and $6,213,283, respectively.

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

NOTE 3 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(2,637,183)	$(2,637,183)	$(1,633,713)	$(1,633,713)
Less: Preferred Stock Dividend	773,407	773,407	-	-
Less: Preferred Stock Dividend In Arrears	-	-
Net Income (Loss) Attributable to Common Shareholders	(3,410,590)	(3,410,590)	(1,633,713)	(1,633,713)
Weighted average common shares outstanding	50,296,707	50,296,707	30,995,249	30,995,249
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	50,296,707	50,296,707	30,995,249	30,995,249
Per share:
Net Income (Loss)	$(0.07)	$(0.07)	$(0.05)	$(0.05)

NOTE 4 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  At the end of 2015, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, the Company concluded it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2019.

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at March 31, 2019 and 2018, respectively, to pretax income is as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Tax benefit computed at statutory rate of 21% at March 31, 2019 and 2018, respectively	$(553,808)	$(343,080)
Increase (decrease) in taxes resulting from:
State tax / percentage depletion / other	-	-
Other non-deductible expenses	436	380
Change in valuation allowance	553,372	342,700
Provision (benefit)	$-	$-

NOTE 5 – IMPLEMENTATION OF ASC 842 – LEASE ACCOUNTING

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. As a public company, the new standard is effective for us on January 1, 2019. A modified retrospective transition approach is the implementation methodology we have selected; applying the new standard to all leases existing at the date of initial application, in this case January 1, 2019. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients for the transition. We have elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We have elected all of the new standard’s available transition practical expedients.

This standard causes a material impact to our financial statements. The most significant effects relate to: (1) the recognition of new ROU assets in long-term assets on the balance sheet; (2) lease liabilities, both short-term and long-term, on our balance sheet; and, (3) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities as a result of the adoption of this new pronouncement. The standard did not materially impact our consolidated results of operations, earnings per share, and had no impact on cash flows.

The interest rate used in each lease analysis was the risk-free rate for the period of the lease plus 400 basis points as the Company’s risk premium. This compares fairly closely with the prime rate for the same period.

The Company has two office leases. One at 1870 Cordell Court, El Cajon, California, the location of its corporate offices and one at 104 W. Anapamu, Santa Barbara, California, the location of the Company’s CEO and engineering team. The corporate office lease was entered into on August 31, 2016 and expires on October 31, 2021 with initial monthly payments of $6,148 with escalations. The lease in Santa Barbara was initiated in December of 2006 and, through several extensions and renewals, will expire in March of 2022. The initial base rental payment was $5,086 with various adjustments to market and planned escalations. These two leases were initially recorded as operating leases at January 1, 2019 as listed below.

Debit (Credit)
● Operating Lease – ROU Asset	$483,504
● Prepaid (Accrued) Rent	(16,446)
● Operating Lease Liability – Current	(140,831)
● Operating Lease Liability – Long-Term	(342,673)
● Retained Earnings	16,446

The new standard provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our finance leases. For our real estate operating leases, we have only considered the fixed portion of our lease payment commitment and have excluded the variable components from the capitalized ROU and lease liability.

Lease expense for operating as well as finance leases is included in General and Administrative expense and interest expense on the Consolidated Statement of Operations, while the lease expense for those leases that are short-term are included in Oil and Gas Lease Operating Expenses. The amounts are as follows:

Operating lease expense	$58,357
Financing lease expense	1,337
Short Term	1,500
Total lease expense	61,194

The following tables summarized the operating lease obligations for through December 31, 2030.

Operating Lease Obligations
2019	$126,499
2020	173,809
2021	179,630
2022	24,408
2023	-
Thereafter	-
Total undiscounted lease payments	$504,346
Less: Amount representing interest	56,049
Total operating lease liabilities	$448,297
Current portion of long-term liability as March 31, 2019	$143,702
Long-term lease liability as of March 31, 2019	$304,595

NOTE 6 – SUBSEQUENT EVENTS

Issuance of Common Stock

During the second quarter of 2019, through May 15, 2019, in lieu of cash payments for salaries and fees, Royale issued 330,895 shares of its Common stock valued at approximately $93,324 to various officers and board members.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

In addition to historical information contained herein, this discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, subject to various risks and uncertainties that could cause our actual results to differ materially from those in the “forward-looking” statements. While we believe our forward-looking statements are based upon reasonable assumptions, there are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

Going Concern

As specified in ASC 205-40-50-2, conditions or events that raise probable substantial doubt about an entity’s ability to continue as a going concern relate to an entity’s ability to meet its obligations as they become due, which assert as being 70-75 percent or more likely the entity cannot meet its obligations as they become due.

At March 31, 2019, the Company has an accumulated deficit of $75,104,161, a working capital deficiency (current assets less current liabilities) of $6,793,013 and a stockholders’ equity deficit of $893,975. As a result, our financial statements include a “going concern qualification” reflecting substantial doubt as to our ability to continue as a going concern.

We are exploring commitments to provide additional financing, but there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2019 drilling budget and to support future operations. In addition, the Company is actively in the market selling various non-strategic assets. The Company has undertaken certain steps to reduce General and Administrative expenses and one member of the senior management team is being compensated in stock rather than cash.

Results of Operations

The merger between Royale Energy and Matrix Oil Management was completed during the first quarter of 2018.  For the period in 2018, the consolidated amounts represented here are for the three month period for Royale Energy, Inc. and the month of March 2018 for Matrix Oil Management and its subsidiaries.

For the three months ended March 31, 2019, we had a net loss of $2,637,183, a $1,003,470 or 61.4% difference when compared to the net loss of $1,633,713 during the first quarter of 2018.  This difference was due to a loss on the sale of assets of $1,237,126 related the settlement agreement, (see note Settlement Agreement and Well Participation Agreement with RMX). Total revenues for the first quarter in 2019 were $973,276, an increase of $250,104 or 34.6% from the total revenues of $723,172 during the same period in 2018.

In the first quarter of 2019, revenues from oil and gas production decreased $268,033 or 39.9% to $403,169 from the 2018 first quarter revenues of $671,202.  This decrease was primarily due to lower oil production volumes during the quarter in 2019 when compared to the first quarter of 2018, the time of the merger, due to the sale of oil and gas properties in the subsequent month.  The net sales volume of oil and condensate for the quarter ended March 31, 2019, was approximately 3,045 barrels with an average price of $48.02 per barrel, versus 9,309 barrels with an average price of $62.75 per barrel for the first quarter of 2018.  The net sales volume of natural gas for the quarter ended March 31, 2019, was approximately 62,467 Mcf with an average price of $4.11 per Mcf, versus 33,164 Mcf with an average price of $2.57 per Mcf for the first quarter of 2018.  This represents an increase in net sales volume of 29,303 Mcf or 88.4%.  The increase in natural gas production volume was due to wells drilled in 2018 coming online and a number of our operated wells coming back online after being offline at the beginning of 2018 due to new pipeline equipment requirements by Pacific Gas & Electric.

Oil and natural gas lease operating expenses increased by $87,962 or 32.9%, to $355,610 for the quarter ended March 31, 2019, from $267,648 for the same quarter in 2018.  This was higher due to the increase in the number of well interests owned by the Company, both operated and non-operated, during the period in 2019, due to the merger, the December 2018 Jameson North acquisition and the 2018 drilling efforts.

The aggregate of supervisory fees and other income was $570,107 for quarter ended March 31, 2019, an increase of $518,137 from $51,970 during the same period in 2018.  This increase was mainly due to the receipt of service agreement fees through an arrangement with RMX Resources, LLC, which began during the second quarter of 2018.

Depreciation, depletion and amortization expense decreased to $52,083 from $173,716, a decrease of $121,633 or 70.0% for the quarter ended March 31, 2019, as compared to the same period in 2018. The depletion rate is calculated using production as a percentage of reserves.  This decrease in depreciation expense was due to the higher reserves at the end of the year in 2018 resulting in a lower depreciation rate. Also, the merger concluded during the first quarter of 2018, a majority of the properties were sold in the subsequent month to RMX Resources, LLC.

General and administrative expenses decreased by $161,194 or 18.7% from $859,357 for the quarter ended March 31, 2018, to $698,163 for the same period in 2019, due mainly to the offset of operations and drilling overhead of $173,738, which began offsetting general and administrative expenses during the second quarter of 2018.  Marketing expense for the quarter ended March 31, 2019, decreased $1,352, or 2.0%, to $67,131, compared to $68,483 for the same period in 2018.  Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $277,772 for the period, compared to $712,722 for the same period in 2018, a $434,950 or 61.0% decrease.  This decrease was primarily due to legal fees related to the Matrix merger during the quarter in 2018.

During the quarter in 2019, we recorded geological and geophysical expense of $262,586 related to the acquisition of a seismic survey of a Northern California field. During the period in 2019, we also recorded a loss on investment in joint venture of $741,795 as our 20% share of RMX Resources, LLC’s period net loss of $3,708,976. During the period in 2019, we recorded a gain of $62,972 on the settlement of accounts payable.  During the quarter ended March 31, 2018, we recorded a $105,130 loss on derivative instruments, reflecting the period end market-to market changes in the fair value positions, related to Matrix operations prior to the conclusion of the merger.

At March 31, 2019, Royale Energy had a Deferred Drilling Obligation of $5,782,285.  During the first quarter in 2019, we disposed of $2,627,520 of drilling obligations upon completing the drilling of two natural gas wells in Northern California, while incurring expenses of $2,601,051, resulting in a gain of $26,469.  At March 31, 2018, Royale Energy had a Deferred Drilling Obligation of $7,237,731.  During the first quarter of 2018, we were unable to drill new wells due to wet weather conditions in our Northern California fields.

Interest expense decreased to $5,707 for the quarter ended March 31, 2019, from $169,829 for the same period in 2018, a $164,122 decrease.  This decrease resulted from interest accrued during the quarter in 2018 on the term loan agreement originated by Matrix.  Further details concerning this agreement can be found in Capital Resources and Liquidity, below.

Capital Resources and Liquidity

At March 31, 2019, Royale Energy had current assets totaling $9,235,725 and current liabilities totaling $16,028,738 a $6,793,013 working capital deficit.  We had $2,617,172 in cash and $2,872,505 in restricted cash at March 31, 2019, compared to $1,853,742 in cash and $4,501,300 in restricted cash at December 31, 2018. Prepaid expenses at March 31, 2019, included cash paid to RMX for the drilling of two wells in the Sansinena field, totaled $2,076,806 compared to $174,852 in the same period of 2018.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  There is doubt as to the ability to meet liquidity demands through cash flow or ongoing operations.  In that event, the Company will seek alternative capital sources through the sale of oil and natural gas property, participation interest and issuance of debt and/or equity.

At March 31, 2019, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $1,142,946, compared to $1,411,144 at December 31, 2018, a $268,198 decrease.  This decrease was mainly due to receipts from RMX Resources for contracted services.  At March 31, 2019, revenue receivable was $526,296, an increase of $209,322, compared to $316,974 at December 31, 2018, due to higher oil and gas production volumes on wells drilled at the end of the year in 2018.  At March 31, 2019, our accounts payable and accrued expenses totaled $6,669,229, an increase of $1,773,696 from the accounts payable at December 31, 2018 of $4,895,533, which was related to higher accrued drilling costs due to the drilling of two wells at the end of the quarter in 2019 and higher revenues payables due to direct working interest investors.

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

In conjunction with the Purchase and Sale Agreement on June 15, 2016, Matrix Oil Management Corp entered into a term loan agreement with Arena Limited SPV, LLC (Term Loan) for approximately $12.4 million. The original maturity date of the Term Loan was June 15, 2018, it was secured by the assets of Matrix, and contained financial covenants commencing June 30, 2016 and thereafter, as defined in the term loan agreement. The Term Loan contained preferential payment requirements in advance of the amounts outstanding under the subordinated notes payable to partners, as defined in the term loan agreement.  The Term Loan Agreement called for interest at the rate of nine percent (9%) plus the adjusted LIBOR Rate computed on a daily basis.  The loan balance as of March 31, 2018 was $11,140,749.  The Company recognized $164,017 in interest expense for the period ended March 31, 2018.  This loan agreement was paid in full in April 2018.

Operating Activities.  Net cash used by operating activities totaled $595,876 and $27,447 for the three month periods ended March 31, 2019 and 2018, respectively.  This increase in cash used was mainly due to the prepayments of drilling costs due to the drilling of two wells during the quarter in 2019.

Investing Activities.  During the three month period ended March 31, 2019, net cash used in investing activities totaled $322,809. During the same period in 2018, net cash provided by investing activities was $1,869,605.  The difference in cash during the periods was mainly due to the drilling and completion of two Northern California natural gas wells during the quarter in 2019 and $548,805 in cash received from the merger during the quarter in 2018.

Financing Activities.  During the three month period ended March 31, 2019, net cash provided by financing activities totaled $53,320.  Net cash used by financing activities totaled $274,914 in the first quarter of 2018. During the period in 2019, a financing agreement for a seismic survey was recognized when the terms were finalized.  Additionally, in 2019, there were principal payments on our note with Forza Operating and in 2018 there were principal and fee payments on the Matrix originated term loan agreement.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $3.02 per Mcf to a high of $5.86 per Mcf for the first three months of 2019.

Item 4.      Controls and Procedures

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses

As a result of the review by the CFO and CEO, a number of weaknesses were identified as listed below.

●

Certain legal documents, such as debt and equity financing transactions, during the 2018 fiscal year were not supported by fully executed agreements. Management is seeking written acknowledgement of the note transactions from the note holders in order to remediate this material weakness and the Company will require written acknowledgement from counterparties of all similar future transactions.

●

We did not maintain effective controls over our financial close and reporting process. The financial close and reporting process needs additional formal procedures. Management is working to document more completely the closing and reporting processes of the Company.

●

We did not have appropriate policies and procedures to properly evaluate the accuracy of the tax basis of acquired assets associated with the merger of the Company with Matrix as more fully described in the financial notes to these statements. Management has engaged a nationally recognized CPA firm and believes that their engagement will help remediate this weakness.

Because of the material weaknesses described above, our management was unable to conclude that our internal control over financial reporting was effective as of the end of period to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the three months ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the material weaknesses described above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal periods presented in conformity with U.S. generally accepted accounting principles. In addition, the material weaknesses described did not result in the restatements of any of our audited or unaudited consolidated financial statements or disclosures for any previously reported periods.

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

10.13	Conveyance of Term Overriding Royalty Interest between Sunny Frog Oil, LLC, and Royale (April 4, 2018), filed as Exhibit 10.3 to the Company’s Form 8-K filed April 10, 2018

10.14	Form of Management Services Agreement between Royale and RMX to be entered upon Second Closing of Contribution Agreement, filed as Exhibit 10.5 to the Company’s Form 8-K filed April 10, 2018

10.15	Purchase and Sale Agreement between Sunny Frog Oil, LCC, and REF (November 27, 2017), filed as Exhibit 10.6 to the Company’s Form 8-K filed April 10, 2018

10.16	Letter Agreement by and among RMX, CIC, Royale, REF and Matrix (April 12, 2018), filed as Exhibit 2.1 to the Company’s Form 8-K filed April 17, 2018

10.17	Royale Energy, Inc., 2018 Equity Incentive Plan, filed as Exhibit 99.1 to the Company’s Form S-8 filed October 29, 2018

10.19	Employment Agreement between the Company and Thomas M. Gladney, filed as Exhibit 10.3 to the Company’s Form S-8 filed October 29, 2018

10.20	Employment Agreement between the Company and Jonathan Gregory, filed as Exhibit 10.4 to the Company’s Form S-8 filed October 29, 2018

10.21	Employment Agreement between the Company and Harry E. Hosmer, filed as Exhibit 10.5 to the Company’s Form S-8 filed October 29, 2018

10.22	Employment Agreement between the Company and Barry Lasker, filed as Exhibit 10.6 to the Company’s Form S-8 filed October 29, 2018

10.23	Employment Agreement between the Company and Mel. G. Riggs, filed as Exhibit 10.7 to the Company’s Form S-8 filed October 29, 2018

10.24	Employment Agreement between the Company and Robert Vogel, filed as Exhibit 10.8 to the Company’s Form S-8 filed October 29, 2018

10.25	Employment Agreement between the Company and Michael McCaskey, filed as Exhibit 10.9 to the Company’s Form S-8 filed October 29, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	18 U.S.C. § 1350 Certification

32.2	18 U.S.C. § 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: May 20, 2019	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: May 20, 2019	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer