Form 10-Q
period 2019-06-30
Royale Energy, Inc.
filed 2019-08-14
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019	Commission File No. 000-55912

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At August 1, 2019, a total of 50,863,438 shares of registrant’s common stock were outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$2,064,606	$1,853,742
Restricted Cash	6,479,199	4,501,300
Other Receivables, net	794,488	1,411,144
Revenue Receivables	432,987	316,974
Prepaid Expenses	697,108	174,852
Total Current Assets	10,468,388	8,258,012

Investment in Joint Venture	6,125,662	6,583,931
Right of Use Assets - Leases	413,089	-
Other Assets	783,555	509,955

Oil and Gas Properties, (Successful Efforts Basis), net	4,661,148	6,314,597

Furniture, Fixtures & Equipment, net	7,974	92,893
Total Assets	$22,459,816	$21,759,388

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$5,867,200	$4,895,533
Royalties Payable	1,676,865	1,676,865
Notes Payable, Current	296,059	390,839
Due to RMX Resources, LLC	23,087	552,645
Accrued Liabilities	1,254,204	1,254,204
Deferred Drilling Obligation	8,746,276	6,213,283
Lease Liability - current	146,573	-
Total Current Liabilities	18,010,264	14,983,369

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Lease Liability - long-term	266,516	-
Asset Retirement Obligation	2,529,223	2,366,455
Total Liabilities	23,728,813	20,272,634

Stockholders' Equity (Deficit):
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized, 2,089,740 shares issued and outstanding at June 30, 2019 and 2,012,400 issued and outstanding at December 31, 2018, respectively. Shares accrued but not issued at June 30, 2019, 18,235	21,079,756	20,718,613
Common Stock, $.001 Par Value, 280,000,000 Shares Authorized 50,804,608 shares issued and outstanding at June 30, 2019 and 49,421,387 issued and outstanding at December 31,2018, respectively	50,804	49,421
Additional Paid in Capital	53,370,890	53,023,350
Accumulated Deficit	(75,770,447)	(72,304,630)
Total Stockholders' Equity (Deficit)	(1,268,997)	1,486,754
Total Liabilities and Stockholders' Equity (Deficit)	$22,459,816	$21,759,388

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE PERIODS ENDED JUNE 30, 2019 AND 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Oil, NGL and Gas Sales	$406,225	$281,929	$809,394	$953,131
Supervisory Fees and Other	15,903	512,430	586,010	564,400

Total Revenues	422,128	794,359	1,395,404	1,517,531

Costs and Expenses:
Lease Operating	364,548	499,170	720,158	766,818
Lease Impairment	-	-	-	-
Geological and Geophysical Expense	-	-	262,586	-
Well Equipment Write Down	-	9,790	-	9,790
Bad Debt Expense	3,936	-	5,863	-
General and Administrative	604,739	608,273	1,302,902	1,467,630
Legal and Accounting	111,032	364,580	388,804	1,077,302
Marketing	93,409	55,210	160,540	123,693
Depreciation, Depletion and Amortization	72,774	102,230	124,857	275,946
Total Costs and Expenses	1,250,438	1,639,253	2,965,710	3,721,179

Gain (Loss) on Turnkey Drilling	83,930	-	110,399	-
(Loss) From Operations	(744,380)	(844,894)	(1,459,907)	(2,203,648)
Other Income (Loss):
Interest Expense	(6,637)	-	(12,344)	(169,829)
Gain on Settlement of Accounts Payable	-	46,218	62,972	46,218
Loss on Sale of Assets	-	(16,217,673)	(1,237,126)	(16,217,673)
Gain (Loss) on Investment in Joint Venture	283,526	(684,264)	(458,269)	(684,264)
Loss on Derivative Instruments	-	-	-	(105,130)
Loss on Issuance of Warrants	-	(1,439,990)	-	(1,439,990)
(Loss) Before Income Tax Expense	(467,491)	(19,140,603)	(3,104,674)	(20,774,316)

Net (Loss)	$(467,491)	$(19,140,603)	$(3,104,674)	$(20,774,316)
Less: Preferred Stock Dividend	-	57,891	-	57,891
Less: Preferred Stock Dividend in Arrears	182,349	175,601	182,349	175,601
Net (Loss) Attributable to Common Shareholders	(649,840)	(19,374,095)	(3,287,023)	(21,007,808)

Shares used in computing Basin and Diluted Net Loss per share	50,651,433	48,400,371	50,475,055	39,745,890
Basic and Diluted (Loss) Per Share	$(0.01)	$(0.40)	$(0.07)	$(0.52)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,104,674)	$(20,774,316)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	124,857	275,946
Loss on Sale of Assets	1,237,126	16,217,673
Gain on Turnkey Drilling Programs	(110,399)	-
Gain on Settlement of Accounts Payable	(62,972)	(46,218)
Loss on Investment in Joint Venture	458,269	684,264
Loss on Issuance of Warrants		1,439,990
Bad Debt Expense	5,863
Well Equipment Write Down		9,790
Loss on Derivative Instruments		105,130
Stock Based Compensation	348,923
Debt Issuance Costs Amortization		144,186
(Increase) Decrease in:
Other & Revenue Receivables	500,643	319,805
Prepaid Expenses and Other Assets	(308,994)	(9,634)
Due from Affiliate		(1,083,520)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	1,012,329	1,757,760
Royalties Payable		(301,220)
Due to Affiliate	(311,908)
Other Liabilities		50,415
Net Cash Used in Operating Activities	(210,937)	(1,209,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(4,388,760)	(36,008)
Proceeds from Turnkey Drilling Programs	6,953,655	2,762,500
Proceeds from Sale of Assets, net		3,444,482
Cash Acquired in Merger		548,805
Net Cash Provided by Investing Activities	2,564,895	6,719,779

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(329,183)	(274,920)
Seismic Financing Agreement	163,988
Cash Advances on Pending Transactions Settlement		(1,900,000)
Net Cash Used by Financing Activities	(165,195)	(2,174,920)

Net Increase (Decrease) in Cash and Cash Equivalents	2,188,763	3,334,910

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	6,355,042	3,338,693

Cash, Cash Equivalents, and Restricted Cash at End of Period	$8,543,805	$6,673,603
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$12,344	$164,829
Cash Paid for Taxes	$14,181	$2,400

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Issuance of Common Stock in Acquisition	$-	$9,546,068
Issuance of Convertible Preferred Stock, Series B, in Acquisition	$-	$20,124,000
Issuance of Warrants in Joint Venture	$-	$1,440,000
Issuance of Common Stock for Cash Advances and Interest	$-	$347,500
Asset Retirement Obligation Addition	$-	$-
Issuance of Common Stock for Accrued Compensation Expense	$-	$-

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock Series B
	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
Six Months Ended June 30, 2018
December 31, 2017 Balance	21,850,185	$40,561,882		$-	$703,567	$(48,205,690)	$(6,940,241)
Matrix Merger	25,800,186	(40,165,982)	2,012,400	20,124,000	50,407,050	-	30,365,068
Stock issued for conversion of notes pursuant to merger agreement	750,000	(347,500)		-	-	-	(347,500)
Warrants issued to CIC with Sale of Assets to RMX	-	-		-	1,440,000		1,440,000
Preferred Series B 3.5% Dividend	-	-		-	-	(233,492)	(233,492)
Net Loss	-	-		-	-	(20,774,316)	(20,774,316)
June 30, 2018 Balance	48,400,371	$48,400	2,012,400	$20,124,000	$52,550,617	$(69,213,498)	$3,509,519

Six Months Ended June 30, 2019
December 31, 2018 Balance	49,421,387	$49,421	2,071,861	$20,718,613	$53,023,350	$(72,304,630)	$1,486,754
Stock Issued in lieu of Compensation	1,383,221	1,383		-	347,540	-	348,923
Preferred Series B 3.5% Dividend	-	-	36,115	361,143	-	(361,143)	-
Implementation of ASC 842 - Lease Accounting	-	-		-	-	-	-
Net Loss	-	-		-	-	(3,104,674)	(3,104,674)
June 30, 2019 Balance	50,804,608	$50,804	2,107,976	$21,079,756	$53,370,890	$(75,770,447)	$(1,268,997)

Three Months Ended June 30, 2018
March 31, 2018 Balance	48,400,371	$48,400	2,012,400	$20,124,000	$51,110,617	$(49,897,294)	$21,385,723
Warrants issued to CIC with Sale of Assets to RMX	-	-		-	1,440,000		1,440,000
Preferred Series B 3.5% Dividend	-	-			-	(175,601)	(175,601)
Net Loss	-	-		-	-	(19,140,603)	(19,140,603)
June 30, 2018 Balance	48,400,371	$48,400	2,012,400	$20,124,000	$52,550,617	$(69,213,498)	$3,509,519

Three Months Ended June 30, 2019
March 31, 2019 Balance	50,411,353	$50,411	2,089,741	$20,897,407	$53,262,368	$(75,104,161)	$(893,975)
Stock Issued in lieu of Compensation	393,255	393		-	108,522		108,915
Preferred Series B 3.5% Dividend	-	-	18,235	182,349	-	(182,349)	-
Implementation of ASC 842 - Lease Accounting	-		-			(16,446)	(16,446)
Net Loss	-	-	-	-	-	(467,491)	(467,491)
June 30, 2019 Balance	50,804,608	$50,804	2,107,976	$21,079,756	$53,370,890	$(75,770,447)	$(1,268,997)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – In the opinion of management, the accompanying unaudited financial statements include all adjustments, necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.  The results of operations for the six-month period are not, in management’s opinion, indicative of the results to be expected for a full year of operations.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report as filed on Form 10-K.

The Company has a substantial investment in RMX Resources, LLC (“RMX”), a joint venture with CIC RMX LP. Royale entered into the RMX joint venture on April 13, 2018 and records its interest in RMX under the equity method as further described below.

Liquidity and Going Concern

The Company has had recurring operating and net losses and cash used in operations and the consolidated financial statements reflect a working capital deficiency of $7,541,876 and an accumulated deficit of $75,770,447. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil & gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If the Company is unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on the Company’s business, results of operations, financial position and liquidity. Additionally, management has, and plans to continue, to increase revenue and reduce overhead and Lease Operating Expense (LOE) costs.

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

Termination of RMX MSA

On December 31, 2018, Royale was formally notified of RMX Resources, LLC’s intent to terminate the MSA as of March 31, 2019. The Termination Notice calls for Royale to continue to provide accounting and other services through March 31, 2019. Thereafter, per Article VII, Section 7.2 of the MSA, Royale has provided all reasonable assistance requested, by the RMX Board of Directors, to transition the management of RMX through April 30, 2019 at which point all services under the Master Service Agreement (“MSA”) terminated.

Settlement Agreement and Well Participation Agreement with RMX

On March 11, 2019, Royale entered into a Settlement Agreement with RMX to resolve differences resulting from the calculation of certain post-closing amounts as called for under Section 7.3 of the Subscription and Contribution Agreement. Under the terms of this provision, Royale estimated that it may owe RMX approximately $552,645 related to its calculation of this post-closing amount under this provision. In addition, there are other disputed amounts related to certain joint owner billing amounts remaining unpaid at year end. In settlement of these differences, Royale has agreed to assign its remaining interests in the Bellevue Field, located in Kern County and the W. Whittier Field located in Los Angeles County, California to RMX. At December 31, 2018, the Bellevue and W. Whittier fields accounted for 5.145 and 140.647 Mboe in reserves and were valued at $67,671 and $2.4 million, respectively, using SEC pricing and discounted at 10 percent. Royale will continue to be responsible for the liability for the payment of all royalties and suspended funds incurred prior to March 1, 2018. As part of this Settlement Agreement, RMX will offer Royale the right, but not the obligation, to participate in a number of wells to be drilled in the Sansinena, Sempra, Whittier and/or East LA properties in Los Angeles County, California at an offered working interest up to 75% of RMX’s working interest in each of the offered wells. The minimum number of wells to be offered to Royale in each year is 2 net wells as determined by an agreed upon methodology. The Agreement also calls for certain credits toward future drilling costs of the offered wells. The Company recorded a loss of $1,237,126 on the settlement during 1st quarter 2019.

Revenue Recognition

The majority of our ongoing revenues are derived from the sale of crude oil and condensate, natural gas liquids ("NGLs") and natural gas under spot and term agreements with our customers.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Oil & Condensate Sales	$214,657	$213,377	$360,907	$799,373
Natural Gas Sales	191,568	65,041	448,487	150,246
NGL Sales	-	3,511	-	3,511
Oil, NGL and Gas Sales	$406,225	$281,929	$809,394	$953,131

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

We often serve as the operator for jointly owned oil and gas properties. As part of this role, we perform activities to explore, develop and produce oil and gas properties in accordance with the joint operating arrangement and collective decisions of the joint parties. Other working interest owners reimburse us for costs incurred based on our agreements. We determined that these activities are not performed as part of customer relationships, and, accordingly, these reimbursements are not reported as revenue.

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

Natural gas and NGLs

When selling natural gas and NGLs, we engage midstream entities to process our production stream by separating natural gas from the NGLs. Frequently, these midstream entities also purchase our natural gas and NGLs under the same agreements. In these situations, we determined the performance obligation is complete and satisfied at the tailgate of the processing plant when the natural gas and NGLs become identifiable and measurable products. We determined the plant tailgate is the point in time where control, is transferred to midstream entities and they are entitled to significant risks and rewards of ownership of the natural gas and NGLs.

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

Turnkey Drilling Obligations

Turnkey Agreements are managed by the Company for the participants of the well.  The collections of pre-drilling AFE amounts are segregated by the Company and the gains and losses on the Turnkey Agreements are recorded in income or expense at the time of the casing point election in accordance with ASC 932-323-25 (Extractive Activities - Investments - Equity Method and Joint Ventures) and 932-360 (Extractive Activities - Oil and Gas Property, Plant, and Equipment).  The Company manages the performance obligation for the well participants and only records revenue or expense at the time the performance obligation of the Turnkey Agreement has been satisfied. At June 30, 2019 we had Deferred Drilling Obligations of $8,746,276, during the first six months of 2019 we disposed of $4,420,662 of drilling obligations upon completing the drilling of two natural gas wells in Northern California and two oil wells in Southern California, while incurring expenses of $4,310,263 resulting in a gain of $110,399. At June 30, 2018, Royale Energy had a Deferred Drilling Obligation of $8,654,398.  During the first six months of 2018, we were unable to drill new wells due to wet weather conditions and other delays in our Northern California fields.

Supervisory Fees and Other

These amounts include proceeds from the MSA with RMX for the providing of land, engineering, accounting and support services for the RMX joint venture. Revenues earned under the MSA are recorded at the end of each month that services were performed in conformity with the Agreement with an offsetting receivable from the RMX joint venture. The service fee income is deemed earned at the end of each month that services are performed as prescribed by the contract. During the first half of 2019, we recognized $540,000 or 39% of our total revenues from these services. Royale has a single supervisory fee customer, that being RMX, which represents 100% of the Supervisory Fee income. On December 31, 2018, Royale received notice of cancelation of the MSA by RMX effective March 31, 2019. Also included are Pipeline and Compressor fees which are received and allocated based on production volumes.

Restricted Cash

Royale sponsors turnkey drilling arrangements in both proved and exploratory properties. The contracts require that participants pay Royale the full contract price upon execution of the drilling agreement. Each participant earns an undivided interest in the well bore at the completion of the well. A portion of the funds received in advance of the drilling of a well from a working interest participant are held for the expressed purpose of drilling a well. If something changes, the Company may designate these funds for a substitute well. Under certain conditions, a portion of these funds may be required to be returned to a participant. Once the well is drilled, the funds are used to satisfy the drilling cost. Royale classifies these funds prior to drilling as restricted cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$2,064,606	$1,853,742
Restricted cash	6,479,199	4,501,300
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$8,543,805	$6,355,042

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

Listed below is the summarized information required under Rule 3-09 of regulation S-X, Article 10 for Royale’s investment in RMX:

	RMX Resources LLC		Royale Energy, Inc. Share
	June 30, 2019 (unaudited)	December 31, 2018	June 30, 2019 (unaudited)	December 31, 2018
Balance Sheet
Total Assets	$69,850,682	$71,758,262	$13,970,136	$14,351,652
Total Liabilities	39,222,371	38,838,608	7,844,474	7,767,722
Member Equity	30,628,311	32,919,654	6,125,662	6,583,931

	RMX Resources LLC		Royale Energy, Inc. Share
	For the three months ended June 30, 2019 (unaudited)	For the six months ended June 30, 2019 (unaudited)	For the three months ended June 30, 2019 (unaudited)	For the six months ended June 30, 2019 (unaudited)
Results of Operations:
Net Operating revenue	$4,140,138	$7,779,816	$828,028	$1,555,963
Income (Loss) from operations	880,589	502,827	176,118	100,565
Net Income (Loss)	1,417,633	(2,291,342)	283,527	(458,268)

Other Receivables

Our other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At June 30, 2019 and December 31, 2018, the Company maintained an allowance for uncollectable accounts of $2,260,077 and $2,296,384, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The Company estimates the fair value of ARO’s based on discounted cash flow projections using numerous estimates, assumptions and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

At June 30, 2019 and December 31, 2018, Royale Energy did not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Fair Values - Non-recurring

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including oil and natural gas property impairments and other long-lived asset impairments. These items are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances.

Stock Dividends Accrued but Not Declared

The Convertible Preferred Stock, Series B, has a legal requirement to pay a dividend on a quarterly basis. The Board of Directors has authorized the payment of dividends of $773,407 for which 77,340 Preferred B shares were issued in kind through March 31, 2019. The Board has not authorized any dividends for subsequent periods. Because there is a legal requirement to pay this dividend, either in cash or in kind, the Company charges retained earnings for the fair value of the dividend with an offsetting credit allocating the amount of the dividend between the preferred stock account (at par or at stated value) and Additional Paid in Capital in the same manner as would be done if the dividend were issued before the balance sheet date. For the second quarter of 2019, the Company is reflecting an accrued dividend of $182,349 and is estimating 18,235 shares to be issued.

Accounting Standards

Recently Adopted

ASU 842, Lease Accounting Standard

In February 2016, the FASB issued a new leasing accounting standard, which modified the definition of a lease and established comprehensive accounting and financial reporting requirements for leasing arrangements. It requires lessees to recognize a lease liability and a right-of-use ("ROU") asset for all leases, including operating leases, with a term of greater than 12 months on the balance sheet. On January 1, 2019, we adopted the new lease accounting standard as further described in Note 5 using the modified retrospective method and applied to all leases that existed as of that date. It does not apply to oil & gas mineral leases and contracts to explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained.

We also adopted the following ASUs during 2018, none of which had a material impact to our financial statements or financial statement disclosures:

ASU 2018-02, Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued an ASU allowing an entity the choice to retained earnings the tax effects related to the TCJA that are stranded in accumulated other comprehensive income. We adopted this standard during the first quarter of 2019. It did not have a material impact to our financial statements or financial statement disclosures.

ASU 2017-12, Derivatives and hedging – Targeted Improvement to Accounting for Hedging Activities

In August 2017, the FASB issued an ASU to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirements to separately measure and report hedge ineffectiveness and eases certain hedge effectiveness assessment requirements. The guidance is effective beginning in 2019. We have not historically used derivatives to hedge our commodity price risk, this ASU did not have a material impact on our consolidated financial statements.

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

ASU 2016-13, Credit Losses -- CECL –Current Expected Credit Losses Methodology

The Financial Accounting Standards Board (FASB) issued a new expected credit loss accounting standard in June 2016. The new accounting standard introduces the current expected credit losses methodology (CECL) for estimating allowances for credit losses. The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposures that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The standard is effective for SEC filers in fiscal years and interim periods beginning after December 15, 2019. For public business entities that are not SEC filers, the standard takes effect in fiscal years and interim periods beginning after December 15, 2020. For an entity that is not a public business entity, it takes effect in fiscal years beginning after December 15, 2020.

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$7,614,769	9,340,779
Undeveloped or unevaluated properties	71,637	25,582
Lease and well equipment	3,332,909	3,350,893
Total Oil & Gas	11,019,315	12,717,254
Accumulated depletion, depreciation & amortization	(6,358,167)	(6,402,657)
Total Oil & Gas Net	4,661,148	6,314,597

Commercial and Other
Real estate, including furniture and fixtures	-	83,405
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,095,149
Total Commercial and Other	1,137,489	1,218,615
Accumulated depreciation	(1,129,515)	(1,125,722)
Total Commercial and Other Net	7,974	92,893
Oil & Gas Property and Equipment and Fixtures	$4,669,122	$6,407,490

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the periods ended June 30, 2019 or in 2018.

Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset, are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration.  Maintenance and repairs, are expensed as incurred.  Major renewals and improvements are capitalized and the assets replaced are retired.

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

Acquisition costs of proved oil & gas properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves.

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

Royale Energy estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts and whether carrying amounts should be impaired. The Company performs the evaluation of carrying amounts at least annually or when economic events or commodity prices indicate that a substantial and measurable change in future cash flows has occurred. Cash flows used in impairment evaluations are developed using updated evaluation assumptions for crude oil and natural gas commodity prices.  Annual volumes are based on field production profiles, which are also updated annually.

Impairment analyses are generally based on proved reserves. An asset group would be impaired if the undiscounted cash flows were less than it’s carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the six months ended June 30, 2019 and 2018, no impairment losses were incurred.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At June 30, 2019 and December 31, 2018, Royale Energy had Deferred Drilling Obligations of $8,746,276 and $6,213,283, respectively.

If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, Royale would retain the non-refundable portion of the contract and return the remaining funds to the participant.  Included in Restricted Cash are amounts for use in completion of turnkey drilling programs in progress.

Losses on properties sold are recognized when incurred or when the properties are held for sale and the fair value of the properties is less than the carrying value.

NOTE 3 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net (Loss)	$(467,491)	$(467,491)	$(19,140,603)	$(19,140,603)
Less: Preferred Stock Dividend	-	-	57,891	57,891
Less: Preferred Stock Dividend in Arrears	182,349	182,349	175,601	175,601
Net (Loss) Attributable to Common Shareholders	(649,840)	(649,840)	(19,374,095)	(19,374,095)
Weighted average common shares outstanding	50,651,443	50,651,443	48,400,371	48,400,371
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	50,651,443	50,651,443	48,400,371	48,400,371
Per share:
Net (Loss)	$(0.01)	$(0.01)	$(0.40)	$(0.40)

	Six Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net (Loss)	$(3,104,674)	$(3,104,674)	$(20,774,316)	$(20,774,316)
Less: Preferred Stock Dividend	-	-	57,891	57,891
Less: Preferred Stock Dividend in Arrears	182,349	182,349	175,601	175,601
Net Income (Loss) Attributable to Common Shareholders	(3,287,023)	(3,287,023)	(21,007,808)	(21,007,808)
Weighted average common shares outstanding	50,475,055	50,475,055	39,745,890	39,745,890
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	50,475,055	50,475,055	39,745,890	39,745,890
Per share:
Net (Loss)	$(0.07)	$(0.07)	$(0.52)	$(0.52)

For the six months ended June 30, 2019 and 2018, Royale Energy had dilutive securities of 23,978,631 and 23,509,917, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

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

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at June 30, 2019 and 2018, respectively, to pretax income is as follows:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Tax benefit computed at statutory rate of 21% at June 30, 2019 and 2018, respectively	$(651,982)	$(4,362,606)

Increase (decrease) in taxes resulting from:
State tax / percentage depletion / other
Other non-deductible expenses	850	624
Change in valuation allowance	651,132	4,361,982
Provision (benefit)	$-	$-

NOTE 5 – IMPLEMENTATION OF ASC 842 – LEASE ACCOUNTING

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. As a public company, the new standard is effective for us on January 1, 2019. A modified retrospective transition approach is the implementation methodology we have selected; applying the new standard to all leases existing at the date of initial application, in this case January 1, 2019. Consequently, financial information has not be updated and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.

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

The standard did not materially impact our consolidated results of operations, earnings per share, and had no impact on cash flows. The most significant effects relate to: (1) the recognition of new ROU assets in long-term assets on the balance sheet; (2) lease liabilities, both short-term and long-term, on our balance sheet; and, (3) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities as a result of the adoption of this new pronouncement

The interest rate used in each lease analysis was the risk-free rate for the period of the lease plus 400 basis points as the Company’s risk premium.

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

Lease expense for operating as well as finance leases is included in General and Administrative expense and interest expense on the Consolidated Statement of Operations, while the lease expense for those leases that are short-term are included in Oil and Gas Lease Operating Expenses. The amounts are as follows:

	Six Months ended June 30, 2019	Three Months ended June 30, 2019
Operating lease expense	$100,474	$42,117
Financing lease expense	2,939	1,602
Operating – short-term	7,886	7,886
Short Term - field	3,000	1,500
Total lease expense	$114,299	$53,105

The following tables summarized the operating lease obligations.

Operating Lease Obligations
2019 (remaining 6 months)	$84,446
2020	173,809
2021	179,630
2022	24,409
Total undiscounted lease payments	$462,294
Less: Amount representing interest	49,205
Total operating lease liabilities	$413,089
Current portion of long-term liability as June 30, 2019	$146,573
Long-term lease liability as of June 30, 2019	$266,516

NOTE 6 – ISSUANCE OF COMMON STOCK

During the six months ended June 30, 2019, in lieu of cash payments for salaries and fees, Royale issued 1,383,221 shares of its Common stock valued at approximately $348,923 to various officers and board members.

NOTE 7 – SUBSEQUENT EVENTS

West Coast Settlement

On December 5, 2018, Royale entered into a Purchase and Sales Agreement (“West Coast Agreement”) for properties located in the Jameson North Field Area in Mitchell and Nolan Counties, Texas and the Big Mineral Creek Field Area in Grayson County, Texas. The seller was West Coast Energy Properties, LP. The West Coast Agreement called for a post-closing settlement. In July 11, 2019, Royale entered into a post-closing settlement as called for under the terms of the West Coast Agreement calling for payment due seller of $156,975 to be made in equal monthly payments of $26,163 commencing July 31, 2019 with the final payment on December 31, 2019.

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

Results of Operations

The merger between Royale Energy and Matrix Oil Management was completed during the first quarter of 2018.  For the period in 2018, the consolidated amounts represented here are for the six month period for Royale Energy, Inc. and the four month period from March through June for Matrix Oil Management and its subsidiaries. For a further discussion regarding the 2018 merger and subsequent sale of oil and gas assets to RMX Resources, LLC, please refer to our 2018 Form 10-K.

For the six months ended June 30, 2019, we had a net loss of $3,104,674, when compared to the net loss of $20,774,316 during the six months ended June 30, 2018.  This difference was primarily due to the loss in the second quarter 2018 on the transfer of assets of $16,217,673 which was recorded upon the transfer of oil and gas properties to RMX and surface rights in exchange for cash and a 20 percent working interest in RMX under the Contribution Agreement. Under the Contribution Agreement, we also issued warrants to acquire 4,000,000 shares of Royale common stock and recorded a loss of $1,439,990.  Our net loss for the second quarter of 2019 was $467,491, while in the second quarter of 2018 the net loss was $19,140,603, mainly due to the sale of assets to RMX. Total revenues for the first six months of 2019 and 2018 were $1,395,404 and $1,517,531, respectively.

During the first six months of 2019, revenues from oil and gas production decreased $143,737 or 15.1% to $809,394 from the 2018 first half revenues of $953,131.  This decrease was mainly due to higher production volumes during the period in 2018 which were associated with the merger consolidation.  The net sales volume of oil and condensate for the six months ended June 30, 2019, was approximately 6,629 barrels with an average price of $54.44 per barrel, versus 12,345 barrels with an average price of $64.75 per barrel for the first half of 2018.  This represents a decrease in net sales volume of 5,716 barrels. The net sales volume of natural gas for the six months ended June 30, 2019, was approximately 135,887 Mcf with an average price of $3.30 per Mcf, versus 62,385 Mcf with an average price of $2.41 per Mcf for the same period in 2018.  This represents an increase in net sales volume of 73,502 Mcf or 117.8%.  The increase in natural gas production volume was due to wells that were drilled and put into production during the period in 2019 and to several of our operated wells being offline during the period in 2018 due to new pipeline equipment requirements by Pacific Gas & Electric. For the quarter ended June 30, 2019, revenues from oil and gas production increased $124,296 or 44.1% to $406,225 from the 2018 second quarter revenues of $281,929.  This increase was also to the wells which came online during the period in 2019 and to several of our operated wells being offline during the period in 2018.  The net sales volume of oil and condensate for the quarter ended June 30, 2019, was approximately 3,584 barrels with an average price of $59.89 per barrel, versus 3,036 barrels with an average price of $70.89 per barrel for the second quarter of 2018.  This represents an increase in net sales volume of 548 barrels for the quarter in 2019. The net sales volume of natural gas for the quarter ended June 30, 2019, was approximately 73,420 Mcf with an average price of $2.61 per Mcf, versus 29,221 Mcf with an average price of $2.23 per Mcf for the second quarter of 2018.  This represents an increase in net sales volume of 44,199 Mcf or 151.3% for the quarter in 2019.

Oil and natural gas lease operating expenses decreased by $46,660 or 6.1%, to $720,158 for the six months ended June 30, 2019, from $766,818 for the same period in 2018.  For the second quarter in 2019, lease operating expenses decreased $134,622 or 27.0% from the same quarter in 2018. These were both lower due to the decrease in the number of wells operated by the Company during the period in 2019, related to the transfer of properties during the sale and final settlement with RMX Resources, LLC.

The aggregate of supervisory fees and other income was $586,010 for six months ended June 30, 2019, an increase of $21,610 from $564,400 during the same period in 2018.  This increase was due to higher pipeline and compressor fee receipts related to higher production volumes during the period in 2019 and higher interest income. During the second quarter 2019, supervisory fees and other income decreased $496,527 or 96.9% when compared to the quarter in 2018, due to the cancellation of the service agreement with RMX Resources as of March 31, 2019.

Depreciation, depletion and amortization expense decreased to $124,857 from $275,946, a decrease of $151,089 or 54.8% for the six months ended June 30, 2019, as compared to the same period in 2018. During the second quarter 2019, depreciation, depletion and amortization expenses decreased $29,456 or 28.8%. The depletion rate is calculated using production as a percentage of reserves.  This decrease in depreciation expense was due to the decrease in the number of wells and related equipment, as a result of the transfer of properties during the sale and final settlement with RMX Resources, LLC.

General and administrative expenses decreased by $164,728 or 11.2% from $1,467,630 for the six months ended June 30, 2018, to $1,302,902 for the same period in 2019, due mainly to lower fees related to a loan Matrix had at the time of the merger.  For the second quarter 2019, general and administrative expenses decreased $3,534 or 0.6% when compared to the same period in 2018. Marketing expense for the six months ended June 30, 2019, increased $36,847, or 29.8%, to $160,540, compared to $123,693 for the same period in 2018.  For the second quarter 2019, marketing expenses increased $38,199 or 69.2% when compared to the second quarter in 2018. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $388,804 for the six month period in 2019, compared to $1,077,302 for the same period in 2018, a $688,498 or 63.9% decrease.  For the second quarter 2019, legal and accounting expenses decreased $253,548 or 69.6%, when compared to the second quarter in 2018. These decreases were primarily due to legal fees related to the Matrix merger during the periods in 2018.

During first quarter in 2019, we recorded geological and geophysical expense of $262,586 related to the acquisition of a seismic survey of a Northern California field. During the six months ended June 30, 2019 and 2018, we recorded losses of $458,269 and $684,264, respectively on investment in joint venture as our 20% share of RMX Resources, LLC’s period net losses of $2,291,343 and $3,421,321. During the six months ended June 30, 2019 and 2018, we recorded gains of $62,972 and $46,218, respectively, on the settlement of accounts payable.  During the period ended June 30, 2018, we recorded a $105,130 loss on derivative instruments, reflecting the period end market-to market changes in the fair value positions, related to Matrix operations prior to the conclusion of the merger. During the six months ended June 30, 2018, we recorded a write down of $9,790 on certain well equipment that was no longer useable.

At June 30, 2019, Royale Energy had a Deferred Drilling Obligation of $8,746,276.  During the first six months of 2019, we disposed of $4,420,662 of drilling obligations upon completing the drilling of two natural gas wells in Northern California and two oil wells in Southern California, while incurring expenses of $4,310,263, resulting in a gain of $110,399.  At June 30, 2018, Royale Energy had a Deferred Drilling Obligation of $8,654,398.  During the first six months of 2018, we were unable to drill new wells due to wet weather conditions and other delays in our Northern California fields.

Interest expense decreased to $12,344 for the six months ended June 30, 2019, from $169,829 for the same period in 2018, a $157,485 decrease.  This decrease resulted from interest accrued during the period in 2018 on the term loan agreement originated by Matrix.  Further details concerning this agreement can be found in Capital Resources and Liquidity, below.

Capital Resources and Liquidity

At June 30, 2019, Royale Energy had current assets totaling $10,468,388 and current liabilities totaling $18,010,264 a $7,541,876 working capital deficit.  We had $2,064,606 in cash and $6,479,199 in restricted cash at June 30, 2019, compared to $1,853,742 in cash and $4,501,300 in restricted cash at December 31, 2018.

At June 30, 2019, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $794,488, compared to $1,411,144 at December 31, 2018, a $616,656 decrease.  This decrease was mainly due to receipts from RMX Resources for contracted services.  At June 30, 2019, revenue receivable was $432,987, an increase of $116,013, compared to $316,974 at December 31, 2018, due to higher oil and gas production volumes on wells drilled during the period in 2019.  At June 30, 2019, our accounts payable and accrued expenses totaled $5,867,200, an increase of $971,667 from the accounts payable at December 31, 2018 of $4,895,533, which was related to increased drilling activities during the period in 2019.

The Company has had recurring operating and net losses and cash used in operations and the consolidated financial statements reflect a working capital deficiency of $7,541,876 and an accumulated deficit of $75,770,447. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil & gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If the Company is unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on the Company’s business, results of operations, financial position and liquidity. Additionally, management has, and plans to continue, to increase revenue and reduce overhead and Lease Operating Expense (LOE) costs.

Matrix Oil Management Corp entered into a term loan agreement with Arena Limited SPV, LLC (Term Loan) for approximately $12.4 million, in conjunction with a Purchase and Sale Agreement on June 15, 2016. The original maturity date of the Term Loan was June 15, 2018, it was secured by the assets of Matrix, and contained financial covenants commencing June 30, 2016 and thereafter, as defined in the term loan agreement. The Term Loan contained preferential payment requirements in advance of the amounts outstanding under the subordinated notes payable to partners, as defined in the term loan agreement.  The Term Loan Agreement called for interest at the rate of nine percent (9%) plus the adjusted LIBOR Rate computed on a daily basis.  The loan balance as of March 31, 2018 was $11,140,749.  The Company recognized $164,017 in interest expense for the period ended March 31, 2018.  This loan agreement was paid in full in April 2018.

Operating Activities.  Net cash used by operating activities totaled $210,937 and $1,209,949 for the six months ended June 30, 2019 and 2018, respectively.  This decrease in cash used was mainly due to lower receivables due from affiliates during the period in 2018 related to the sale of oil and gas assets in the formation of RMX Resources, LLC.

Investing Activities.  Net cash provided by investing activities totaled $2,564,895 and $6,719,779 for the six months ended June 30, 2019 and 2018, respectively. During the period in 2019, we received approximately $7 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $4.2 million in the drilling and completion of two Northern California natural gas wells and two Southern California oil wells. During the 2018 period, the cash provided was due to approximately $4 million received in the merger and for the oil and gas asset sale and contribution in the formation of RMX Resources, LLC. In the 2018 period, we also received $2,762,500 in direct working interest investor turnkey drilling investments.

Financing Activities.  During the six months ended June 30, 2019, net cash used by financing activities totaled $165,195. During the period in 2019, a financing agreement for a seismic survey was recognized when the terms were finalized.  Additionally, in 2019, there were principal payments of approximately $259,000 on our note with Forza Operating. During the six months ended June 30, 2018, net cash used by financing activities totaled $2,174,920, mainly due to the $1.9 million settlement payment for the cash advances on pending transactions. During the period in 2018, we also paid approximately $275,000 for principal and fee payments on the Matrix originated term loan agreement.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $2.53 per Mcf to a high of $5.87 per Mcf for the first six months of 2019.

Item 4.      Controls and Procedures

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the review by the CFO and CEO, a number of weaknesses were identified as listed below.

●

Certain legal documents, such as debt and equity financing transactions, during the 2018 fiscal year were not supported by fully executed agreements. Management will have all equity and note transactions reviewed by outside counsel for proper completion and execution. Should the Company receive funds prior to receipt of fully executed documents, they will be recorded as a liability pending finalization of legal documents. Management is monitoring this situation for compliance on a going forward basis.

●

We did not maintain effective controls over our financial close and reporting process during the period when Royale was providing back office accounting services for RMX under the terms of the MSA. Providing these services for RMX while meeting the financial reporting requirements of a public company created workload issues for the accounting staff. The MSA with RMX has been terminated and the additional workload has been alleviated. Management is working to document more completely the closing and reporting processes of the Company. Management is monitoring the closing processes as they return to the environment of the period prior to the RMX formation and the responsibilities of the MSA.

●

We did not have appropriate policies and procedures to properly evaluate the accuracy of the tax basis of acquired assets associated with the merger of the Company with Matrix as more fully described in the financial notes to these statements. Management has engaged a nationally recognized CPA firm and believes that their engagement will remediate this weakness. Management is actively working with the outside CPA firm to complete the remediation of these issues and file the required tax returns for the year ending December 31, 2018.

Because of the material weaknesses described above, our management was unable to conclude that our internal control over financial reporting was effective as of the end of period to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.12

Assignment and Assumption Agreement by and between Sunny Frog Oil, LLC, RMX, Royale, and SFO Production Payment LLC (April 4, 2018), filed as Exhibit 10.2 to the Company’s Form 8-K filed April 10, 2018

10.13	Conveyance of Term Overriding Royalty Interest between Sunny Frog Oil, LLC, and Royale (April 4, 2018), filed as Exhibit 10.3 to the Company’s Form 8-K filed April 10, 2018

10.14	Form of Management Services Agreement between Royale and RMX to be entered upon Second Closing of Contribution Agreement, filed as Exhibit 10.5 to the Company’s Form 8-K filed April 10, 2018

10.15	Purchase and Sale Agreement between Sunny Frog Oil, LCC, and REF (November 27, 2017), filed as Exhibit 10.6 to the Company’s Form 8-K filed April 10, 2018

10.16	Letter Agreement by and among RMX, CIC, Royale, REF and Matrix (April 12, 2018), filed as Exhibit 2.1 to the Company’s Form 8-K filed April 17, 2018

10.17	Royale Energy, Inc., 2018 Equity Incentive Plan, filed as Exhibit 99.1 to the Company’s Form S-8 filed October 29, 2018

10.19	Employment Agreement between the Company and Thomas M. Gladney, filed as Exhibit 10.3 to the Company’s Form S-8 filed October 29, 2018

10.20	Employment Agreement between the Company and Jonathan Gregory, filed as Exhibit 10.4 to the Company’s Form S-8 filed October 29, 2018

10.21	Employment Agreement between the Company and Harry E. Hosmer, filed as Exhibit 10.5 to the Company’s Form S-8 filed October 29, 2018

10.22	Employment Agreement between the Company and Barry Lasker, filed as Exhibit 10.6 to the Company’s Form S-8 filed October 29, 2018

10.23	Employment Agreement between the Company and Mel. G. Riggs, filed as Exhibit 10.7 to the Company’s Form S-8 filed October 29, 2018

10.24	Employment Agreement between the Company and Robert Vogel, filed as Exhibit 10.8 to the Company’s Form S-8 filed October 29, 2018

10.25	Employment Agreement between the Company and Michael McCaskey, filed as Exhibit 10.9 to the Company’s Form S-8 filed October 29, 2018

10.26	Settlement Agreement and Well Participation Agreement by and between Royale Energy, Inc., and RMX Resources, LLC, dated March 11, 2019, filed as Exhibit 2.1 to the Company’s Form 8-K filed March 14, 2019.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	18 U.S.C. § 1350 Certification

32.2	18 U.S.C. § 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: August 14, 2019	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: August 14, 2019	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer