Form 10-Q
period 2019-09-30
Royale Energy, Inc.
filed 2019-11-14
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019	Commission File No. 000-55912

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At November 1, 2019, a total of 51,401,873 shares of registrant’s common stock were outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$724,994	$1,853,742
Restricted Cash	5,622,772	4,501,300
Other Receivables, net	1,218,527	1,411,144
Revenue Receivables	910,663	316,974
Prepaid Expenses	705,015	174,852
Total Current Assets	9,181,971	8,258,012

Investment in Joint Venture	6,459,215	6,583,931
Right of Use Assets - Leases	442,451	-
Other Assets	658,554	509,955

Oil and Gas Properties, (Successful Efforts Basis), net	5,061,972	6,314,597

Furniture, Fixtures & Equipment, net	7,218	92,893

Total Assets	$21,811,381	$21,759,388

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable and Accrued Expenses	$6,597,640	$4,895,533
Notes Payable, Current	110,194	390,839
Royalties Payable	623,405	1,676,865
Due to RMX Resources, LLC	23,087	552,645
Accrued Liabilities	1,254,204	1,254,204
Deferred Drilling Obligation	6,077,583	6,213,283
Lease Liability - current	158,304	-

Total Current Liabilities	14,844,417	14,983,369

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Lease Liability - long-term	284,385	-
Asset Retirement Obligation	2,618,435	2,366,455

Total Liabilities	20,670,047	20,272,634

Stockholders' Equity (Deficit):
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized, 2,089,740 shares issued and outstanding at September 30, 2019 and 2,012,400 issued and outstanding at December 31, 2018, respectively. Shares declared but not issued at September 30, 2019, 36,833.	21,265,727	20,718,613
Common Stock, $.001 Par Value, 280,000,000 Shares Authorized 51,302,878 shares issued and outstanding at September 30, 2019 and 49,421,387 issued and outstanding at December 31,2018, respectively	51,302	49,421
Additional Paid in Capital	53,476,615	53,023,350
Accumulated Deficit	(73,652,310)	(72,304,630)
Total Stockholders' Equity	1,141,334	1,486,754
Total Liabilities and Stockholders' Equity	$21,811,381	$21,759,388

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Oil, NGL and Gas Sales	$610,427	312,827	1,419,821	1,265,958
Supervisory Fees and Other	24,961	560,866	610,971	1,125,266

Total Revenues	635,388	873,693	2,030,792	2,391,224

Costs and Expenses:
Lease Operating	517,627	438,759	1,237,785	1,205,577
Geological and Geophysical Expense	691	-	263,277
Well Equipment Write Down	-	-	-	9,790
Lease Impairment	40,223	-	40,223	-
Bad Debt Expense	-	-	5,863
General and Administrative	358,019	775,261	1,660,921	2,242,891
Legal and Accounting	114,191	190,594	502,995	1,267,896
Marketing	159,366	161,116	319,906	284,809
Depreciation, Depletion and Amortization	92,470	68,586	217,327	344,532
Total Costs and Expenses	1,282,587	1,634,316	4,248,297	5,355,495

Gain on Turnkey Drilling	1,787,860	2,194,459	1,898,259	2,194,459
Income (Loss) From Operations	1,140,661	1,433,836	(319,246)	(769,812)
Other Income (Loss):
Interest Expense	(4,842)	(322)	(17,186)	(170,151)
Gain on Settlement of Payables	834,736	117,463	897,708	163,681
Loss on Sale of Assets	-	(135,927)	(1,237,126)	(16,353,600)
Gain (Loss) on Investment in Joint Venture	333,553	(342,140)	(124,716)	(1,026,404)
Loss on Derivative Instruments	-	-	-	(105,130)
Loss on Issuance of Warrants	-	-	-	(1,439,990)
Income (Loss) Before Income Tax Expense	2,304,108	1,072,910	(800,566)	(19,701,406)

Net Income (Loss)	$2,304,108	1,072,910	(800,566)	(19,701,406)
Less: Preferred Stock Dividend	185,971	57,891	547,114	57,891
Less: Preferred Stock Dividend in Arrears	-	353,135	-	353,135
Net Income (Loss) Attributable to Common Shareholders	$2,118,137	661,884	(1,347,680)	(20,112,432)

Shares used in computing Basic Net Income (Loss) per share	51,009,871	48,400,371	50,655,286	42,662,419
Basic Net Income (Loss) Per Share	$0.04	0.01	(0.03)	(0.47)

Shares used in computing Diluted Net Income (Loss) per share	74,948,229	72,427,893	50,655,286	42,662,419
Diluted Net Income (Loss) Per Share	$0.03	0.01	(0.03)	(0.47)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(800,566)	$(19,701,406)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	217,327	344,532
Loss on Lease Impairment	40,223	-
Loss on Sale of Assets	1,237,126	16,353,600
Gain on Turnkey Drilling Programs	(1,898,259)	(2,194,459)
Gain on Settlement of Payables	(897,708)	(163,681)
Loss on Investment in Joint Venture	124,716	1,026,404
Loss on Issuance of Warrants	-	1,439,990
Bad Debt Expense	5,863	-
Well Equipment Write Down	-	9,790
Loss on Derivative Instruments	-	105,130
Geological & Geophysical Costs	241,586	-
Stock Based Compensation	455,146	-
Debt Issuance Costs Amortization	-	144,186
(Increase) Decrease in:
Other & Revenue Receivables	(401,072)	(2,558,621)
Prepaid Expenses and Other Assets	(183,054)	(150,638)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	1,549,876	1,847,829
Royalties Payable	(9,386)	1,676,865
Due to Affiliate	(311,908)	318,232
Other Liabilities	-	50,415
Net Cash Used in Operating Activities	(630,090)	(1,451,832)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(8,006,304)	(2,606,680)
Proceeds from Turnkey Drilling Programs	9,246,819	4,312,500
Proceeds from Sale of Assets, net	-	3,779,143
Cash Acquired in Merger	-	548,805
Net Cash Provided by Investing Activities	1,240,515	6,033,768

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(486,310)	(274,920)
Principal Payments on Seismic Financing Agreement	(131,391)	-
Cash Advances on Pending Transactions Settlement	-	(1,900,000)
Net Cash Used by Financing Activities	(617,701)	(2,174,920)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,276)	2,407,016

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	6,355,042	3,338,693

Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,347,766	$5,745,709
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$17,186	$165,151
Cash Paid for Taxes	$16,581	$2,400

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Issuance of Common Stock in Acquisition	$-	$9,546,068
Issuance of Convertible Preferred Stock, Series B, in Acquisition	$-	$20,124,000
Issuance of Warrants in Joint Venture	$-	$1,440,000
Issuance of Common Stock for Cash Advances and Interest	$-	$347,500
Asset Retirement Obligation Addition	$-	$30,000

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock Series B
	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
Nine Months Ended September 30, 2018
December 31, 2017 Balance	21,850,185	$40,561,882		$-	$703,567	$(48,205,690)	$(6,940,241)
Matrix Merger	25,800,186	(40,165,982)	2,012,400	20,124,000	50,407,050	-	30,365,068
Stock issued for conversion of notes pursuant to merger agreement	750,000	(347,500)	-	-	-	-	(347,500)
Warrants issued to CIC with Sale of Assets to RMX	-	-	-	-	1,440,000	-	1,440,000
Preferred Series B 3.5% Dividend	-	-	-	57,891	-	(57,891)	-
Net Loss	-	-	-	-	-	(19,701,406)	(19,701,406)
September 30, 2018 Balance	48,400,371	$48,400	2,012,400	$20,181,891	$52,550,617	$(67,964,987)	$4,815,921

Nine Months Ended September 30, 2019
December 31, 2018 Balance	49,421,387	$49,421	2,071,861	$20,718,613	$53,023,350	$(72,304,630)	$1,486,754
Stock Issued in lieu of Compensation	1,881,491	1,881	-	-	453,265	-	455,146
Preferred Series B 3.5% Dividend	-	-	54,712	547,114	-	(547,114)	-
Net Loss	-	-		-	-	(800,566)	(800,566)
September 30, 2019 Balance	51,302,878	$51,302	2,126,573	$21,265,727	$53,476,615	$(73,652,310)	$1,141,334

Three Months Ended September 30, 2018
June 30, 2018 Balance	48,400,371	$48,400	2,012,400	$20,124,000	$52,550,617	$(69,213,498)	$3,509,519
Preferred Series B 3.5% Dividend Adjustment	-	-	-	-	-	233,492	233,492
Preferred Series B 3.5% Dividend	-	-	-	57,891	-	(57,891)	-
Net Loss	-	-	-	-	-	1,072,910	1,072,910
September 30, 2018 Balance	48,400,371	$48,400	2,012,400	$20,181,891	$52,550,617	$(67,964,987)	$4,815,921

Three Months Ended September 30, 2019
June 30, 2019 Balance	50,804,608	$50,804	2,107,976	$21,079,756	$53,370,890	$(75,770,447)	$(1,268,997)
Stock Issued in lieu of Compensation	498,270	498	-	-	105,725	-	106,223
Preferred Series B 3.5% Dividend	-	-	18,597	185,971	-	(185,971)	-
Net Loss	-	-	-	-	-	2,304,108	2,304,108
September 30, 2019 Balance	51,302,878	$51,302	2,126,573	$21,265,727	$53,476,615	$(73,652,310)	$1,141,334

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – In the opinion of management, the accompanying unaudited financial statements include all adjustments, necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.  The results of operations for the nine-month period are not, in management’s opinion, indicative of the results to be expected for a full year of operations.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report as filed on Form 10-K.

The Company has a substantial investment in RMX Resources, LLC (“RMX”), a joint venture with CIC RMX LP. Royale entered into the RMX joint venture on April 13, 2018 and records its interest in RMX under the equity method as further described below.

Liquidity and Going Concern

The Company has had recurring operating and net losses and cash used in operations and the consolidated financial statements reflect a working capital deficiency of $5,662,446 and an accumulated deficit of $73,652,310. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil & gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If the Company is unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on the Company’s business, results of operations, financial position and liquidity. Additionally, management has, and plans to continue, to increase revenue and reduce overhead and Lease Operating Expense (LOE) costs.

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

Termination of RMX MSA

On December 31, 2018, Royale was formally notified of RMX Resources, LLC’s intent to terminate the Master Service Agreement (“MSA”) as of March 31, 2019. The Termination Notice calls for Royale to continue to provide accounting and other services through March 31, 2019. Thereafter, per Article VII, Section 7.2 of the MSA, Royale has provided all reasonable assistance requested, by the RMX Board of Directors, to transition the management of RMX through April 30, 2019 at which point all services under the MSA terminated.

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

West Coast Settlement

On December 5, 2018, Royale entered into a Purchase and Sales Agreement (“West Coast Agreement”) for properties located in the Jameson North Field Area in Mitchell and Nolan Counties, Texas and the Big Mineral Creek Field Area in Grayson County, Texas. The seller was West Coast Energy Properties, LP. The West Coast Agreement called for a post-closing settlement. On July 11, 2019, Royale entered into a post-closing settlement as called for under the terms of the West Coast Agreement calling for payment due seller of $156,975 to be made in equal monthly payments of $26,163 commencing July 31, 2019 with the final payment on December 31, 2019. As part of the post-closing settlement, we capitalized approximately $165,000 to the North Jameson field and increased short term liabilities for approximately $165,000, approximately $157,000 for the total settlement payments and $8,000 for royalties payable assumed in the settlement.

Vanco Agreement

On September 10, 2019, Royale granted to Vanco Oil and Gas Corporation, the right to purchase all of Matrix’s right, title and interest in certain non-operated oil and gas properties in west Texas. While the purchase has not been consummated, the company is engaged in an ongoing effort to complete this, or a similar transaction in the near future.

Revenue Recognition

The majority of our ongoing revenues are derived from the sale of crude oil and condensate, natural gas liquids ("NGLs") and natural gas under spot and term agreements with our customers.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Oil & Condensate Sales	$471,201	$221,330	$832,108	$1,020,703
Natural Gas Sales	139,226	93,267	587,713	243,513
NGL Sales	-	(1,770)	-	1,742
Oil, NGL and Gas Sales	$610,427	$312,827	$1,419,821	$1,265,958

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

When we serve as the operator for jointly owned oil and gas properties, we perform activities to explore, develop and produce oil and gas properties in accordance with the joint operating arrangement and collective decisions of the joint parties. Other working interest owners reimburse us for costs incurred based on our agreements. We determined that these activities are not performed as part of customer relationships, and, accordingly, these reimbursements are not reported as revenue.

When we serve as operator, we commonly market the share of production belonging to other working interest owners as the operator of jointly owned oil and gas properties. We concluded that those marketing activities are carried out as part of the collaborative arrangement, and we do not purchase or otherwise obtain control of other working interest owners’ share of production. Therefore, we act as a principal only in regards to the sale of our share of production and recognize revenue for the volumes associated with our net production.

The Company frequently sells a portion of the working interest in each well it drills or participates in to third-party investors and retains a portion of the prospect for its own account.  The Company typically guarantees a cost to drill to the third-party drilling participants and records a loss or gain on the difference between the guaranteed price and the actual cost to drill the well.  When monies are received from third parties for future drilling obligations, the Company records the liability as Deferred Drilling Obligations.  Once the contracted depth for the drilling of the well is reached and a determination as to the commercial viability of the well (typically call “Casing Point Election” or “Logging Point”), the difference in the actual cost to drill and the guaranteed cost is recorded as income or expense depending on whether there was a gain or loss.

Crude oil and condensate

For the crude sales agreements, we satisfy our performance obligations and recognize revenue once customers take control of the crude at the designated delivery points, which include pipelines, trucks or vessels.

Natural gas and NGLs

When selling natural gas and NGLs, we engage midstream entities to process our production stream by separating natural gas from the NGLs. Frequently, these midstream entities also purchase our natural gas and NGLs under the same agreements. In these situations, we determined the performance obligation is complete and satisfied at the tailgate of the processing plant when the natural gas and NGLs become identifiable and measurable products. We determined the plant tailgate is the point in time where control is transferred to midstream entities and they are entitled to significant risks and rewards of ownership of the natural gas and NGLs.

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

Turnkey Drilling Obligations

Turnkey Agreements are managed by the Company for the participants of the well.  The collections of pre-drilling AFE amounts are segregated by the Company and the gains and losses on the Turnkey Agreements are recorded in income or expense at the time of the casing point election in accordance with ASC 932-323-25 (Extractive Activities - Investments - Equity Method and Joint Ventures) and 932-360 (Extractive Activities - Oil and Gas Property, Plant, and Equipment).  The Company manages the performance obligation for the well participants and only records revenue or expense at the time the performance obligation of the Turnkey Agreement has been satisfied. At September 30, 2019 we had Deferred Drilling Obligations of $6,077,583, during the first nine months of 2019 we disposed of $9,382,519 of drilling obligations upon completing the drilling of eight wells, six natural gas wells in Northern California and two oil wells in Southern California, while incurring expenses of $7,484,260 resulting in a gain of $1,898,259. At September 30, 2018, Royale Energy had a Deferred Drilling Obligation of $5,406,678.  During the first nine months of 2018, we disposed of $4,797,720 of drilling obligations upon completing the drilling of three natural gas wells in Northern California while incurring expenses of $2,603,261, resulting in a gain of $2,194,459.

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

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$724,994	$1,853,742
Restricted cash	5,622,772	4,501,300
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$6,347,766	$6,355,042

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

Listed below is the summarized information required under Rule 3-09 of regulation S-X, Article 10 for Royale’s investment in RMX:

	RMX Resources LLC		Royale Energy, Inc. Share
	September 30, 2019 (unaudited)	December 31, 2018	September 30, 2019 (unaudited)	December 31, 2018
Balance Sheet
Total Assets	$71,406,655	$71,758,262	$14,281,331	$14,351,653
Total Liabilities	39,110,581	38,838,608	7,822,116	7,767,722
Member Equity	32,296,074	32,919,654	6,459,215	6,583,931

	RMX Resources LLC		Royale Energy, Inc. Share
	For the three months ended September 30, 2019 (unaudited)	For the nine months ended September 30, 2019 (unaudited)	For the three months ended September 30, 2019 (unaudited)	For the nine months ended September 30, 2019 (unaudited)
Results of Operations:
Net Operating revenue	$4,195,522	$11,975,338	$839,104	$2,395,068
Income (Loss) from operations	478,946	930,072	95,789	186,014
Net Income (Loss)	1,787,844	(623,579)	357,569	(124,716)

Other Receivables

Our other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At September 30, 2019 and December 31, 2018, the Company maintained an allowance for uncollectable accounts of $2,260,077 and $2,296,384, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

Revenue Receivables

Our revenue receivables consist of receivables related to the sale of our natural gas and oil.  Once a production month is completed, we receive payment approximately 15 to 30 days later for Company operated properties. For outside operated properties, we generally receive payment approximately 45 to 60 days later.

Fair Value Measurements

According to Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification, assets and liabilities that are measured at fair value on a recurring and nonrecurring basis in period subsequent to initial recognition, the reporting entity shall disclose information that enable users of its financial statements to assess the inputs used to develop those measurements and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period.

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

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The Company estimates the fair value of asset retirement obligations (ARO’s) based on discounted cash flow projections using numerous estimates, assumptions and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

At September 30, 2019 and December 31, 2018, Royale Energy did not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Fair Values - Non-recurring

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including oil and natural gas property impairments and other long-lived asset impairments. These items are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances.

Dividends on Convertible Preferred Stock, Series B

The Convertible Preferred Stock, Series B (“Preferred”), has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. In the first quarter of 2019, the Board of Directors authorized the issuance of Preferred shares, for the settlement of dividends accumulated through March 31, 2019.  As a result, the Company issued 59,461 Preferred shares for dividends accumulated through December 31, 2018 and 17,879 additional shares for dividends accumulated for the quarter ended March 31, 2019. On September 20, 2019, the Board authorized the settlement, via the issuance of Preferred shares, of each quarterly dividend that will accrue in 2019.  Each quarter, the Company charges retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred.   Through September 30, 2019, the total number of shares issued was 77,340.

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

ASU 2017-12, Derivatives and Hedging – Targeted Improvement to Accounting for Hedging Activities

In August 2017, the FASB issued an ASU to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirements to separately measure and report hedge ineffectiveness and eases certain hedge effectiveness assessment requirements. The guidance is effective beginning in 2019. We have not historically used derivatives to hedge our commodity price risk; this ASU did not have a material impact on our consolidated financial statements.

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

ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-400), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

Effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Application of this ASU is not expected to have a material impact on our consolidated financial statements.

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

ASU 2016-13, Credit Losses - CECL – Current Expected Credit Losses Methodology

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

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$8,047,421	9,340,779
Undeveloped or unevaluated properties	102,311	25,582
Lease and well equipment	3,332,909	3,350,893
Total Oil & Gas	11,482,641	12,717,254
Accumulated depletion, depreciation & amortization	(6,420,669)	(6,402,657)
Total Oil & Gas Net	5,061,972	6,314,597

Commercial and Other
Real estate, including furniture and fixtures	-	83,405
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,095,149
Total Commercial and Other	1,137,489	1,218,615
Accumulated depreciation	(1,130,271)	(1,125,722)
Total Commercial and Other Net	7,218	92,893
Oil & Gas Property and Equipment and Fixtures	$5,069,190	$6,407,490

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the periods ended September 30, 2019 or in 2018.

Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset, are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements are capitalized and the assets replaced are retired.

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

Impairment analyses are generally based on proved reserves. An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the nine months ended September 30, 2019, we recorded a lease impairment of $40,223 on various lease and land costs that were no longer viable. During the nine months ended September 30, 2018, no impairment losses were incurred.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At September 30, 2019 and December 31, 2018, Royale Energy had Deferred Drilling Obligations of $6,077,583 and $6,213,283, respectively.

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

NOTE 3 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net (Loss)	$2,304,108	2,304,108	1,072,910	1,072,910
Less: Preferred Stock Dividend	185,971	185,971	57,891	57,891
Less: Preferred Stock Dividend in Arrears	-	-	353,135	353,135
Net (Loss) Attributable to Common Shareholders	2,118,137	2,118,137	661,884	661,884
Weighted average common shares outstanding	51,009,871	51,009,871	48,400,371	48,400,371
Effect of dilutive securities	-	23,938,358	-	24,027,522
Weighted average common shares, including Dilutive effect	51,009,871	74,948,229	48,400,371	72,427,893
Per share:
Net (Loss)	$0.04	$0.03	$0.01	$0.01

	Nine Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(800,566)	(800,566)	(19,701,406)	(19,701,406)
Less: Preferred Stock Dividend	547,114	547,114	57,891	57,891
Less: Preferred Stock Dividend in Arrears	-	-	353,135	353,135
Net Income (Loss) Attributable to Common Shareholders	(1,347,680)	(1,347,680)	(20,112,432)	(20,112,432)
Weighted average common shares outstanding	50,655,286	50,655,286	42,662,419	42,662,419
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	50,655,286	50,655,286	42,662,419	42,662,419
Per share:
Net (Loss)	$(0.03)	$(0.03)	$(0.47)	$(0.47)

For the nine months ended September 30, 2019 and 2018, Royale Energy had dilutive securities of 23,967,039 and 24,024,647, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

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

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at September 30, 2019 and 2018, respectively, to pretax income is as follows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Tax benefit computed at statutory rate of 21% at September 30, 2019 and 2018, respectively	$(168,119)	$(4,137,296)

Increase (decrease) in taxes resulting from:
State tax / percentage depletion / other
Other non-deductible expenses	1,211	942
Provision-to-Return adjustments	366,161	-
Change in valuation allowance	(199,253)	4,136,354
Provision (benefit)	$-	$-

NOTE 5 – IMPLEMENTATION OF ASC 842 – LEASE ACCOUNTING

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. As a public company, the new standard is effective for us on January 1, 2019. A modified retrospective transition approach is the implementation methodology we have selected; applying the new standard to all leases existing at the date of initial application, in this case January 1, 2019. Consequently, financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.

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

In July 2019, we entered into a 60 month agreement with MRC for the leasing of two Xerox machines with monthly payments of $1,049. This lease was initially recorded as a financing lease on July 31, 2019 as listed below:

Debit (Credit)
● Financing Lease – ROU Asset	$54,655
● Financing Lease Liability – Current	(9,725)
● Financing Lease Liability – Long-Term	(44,930)

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

Lease expense for operating as well as finance leases are included in General and Administrative expense and interest expense on the Consolidated Statement of Operations, while the lease expense for those leases that are short-term are included in Oil and Gas Lease Operating Expenses. The amounts are as follows:

	Nine Months ended September 30, 2019	Three Months ended September 30, 2019
Operating lease expense	$140,650	$40,176
Financing lease expense	6,490	3,551
Operating – short-term	7,886	-
Short Term - field	4,500	1,500
Total lease expense	$159,526	$45,227

The following tables summarized the operating and financing lease obligations.

Lease Obligations	Operating Lease Obligations	Financing Lease Obligations	Total Lease Obligations
2019 (remaining 3 months)	$42,394	3,147	45,541
2020	173,809	12,588	186,397
2021	179,630	12,588	192,218
2022	24,408	12,588	36,996
Thereafter	-	19,931	19,931
Total undiscounted lease payments	$420,241	60,842	481,083
Less: Amount representing interest	30,625	7,769	38,394
Total Operating & Financing lease liabilities	$389,616	53,073	442,689
Current portion of long-term liabilities as September 30, 2019	$148,486	9,818	158,304
Long-term lease liabilities as of September 30, 2019	$241,130	43,255	284,385

NOTE 6 – ISSUANCE OF COMMON STOCK

During the nine months ended September 30, 2019, in lieu of cash payments for salaries and fees, Royale issued 1,881,491 shares of its Common stock valued at approximately $455,146 to various officers and board members.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Results of Operations

The merger between Royale Energy and Matrix Oil Management was completed during the first quarter of 2018.  For the period in 2018, the consolidated amounts represented here are for the nine-month period for Royale Energy, Inc. and the seven-month period from March through September for Matrix Oil Management and its subsidiaries. For a further discussion regarding the 2018 merger and subsequent sale of oil and gas assets to RMX Resources, LLC, please refer to our 2018 Form 10-K.

For the nine months ended September 30, 2019, we had a net loss of $800,566, when compared to the net loss of $19,701,406 during the nine months ended September 30, 2018.  This difference was primarily due to the loss in the second quarter 2018 on the transfer of assets of $16,353,600 which was recorded upon the transfer of oil and gas properties to RMX and surface rights in exchange for cash and a 20 percent working interest in RMX under the Contribution Agreement. Under the Contribution Agreement, we also issued warrants to acquire 4,000,000 shares of Royale common stock and recorded a loss of $1,439,990.  During the third quarter of 2019, we had a net income of $2,304,108, mainly due to a third quarter gain of $1,787,860 on Turnkey drilling. In the third quarter of 2018, we had a net income of $1,072,910 also mainly due to a $2,194,059 gain on Turnkey drilling during the period in 2018. Total revenues for the first nine months of 2019 and 2018 were $2,030,792 and $2,391,224, respectively.

During the first nine months of 2019, revenues from oil and gas production increased $153,863 or 12.2% to $1,419,821 from the 2018 nine-month revenues of $1,265,958.  This increase was mainly due to higher production volumes during the period in 2019, due to our 2019 drilling and fourth quarter 2018 Jameson North field acquisition.  The net sales volume of oil and condensate for the nine months ended September 30, 2019, was approximately 14,851 barrels with an average price of $56.03 per barrel, versus 15,358 barrels with an average price of $65.28 per barrel for the first nine months of 2018.  This represents a decrease in net sales volume of 507 barrels. The net sales volume of natural gas for the nine months ended September 30, 2019, was approximately 198,439 Mcf with an average price of $2.96 per Mcf, versus 95,970 Mcf with an average price of $2.54 per Mcf for the same period in 2018.  This represents an increase in net sales volume of 102,469 Mcf or 106.8%.  The increase in natural gas production volume was due to wells that were drilled and put into production during the period in 2019 and to several of our operated wells being offline during the period in 2018 due to new pipeline equipment requirements by Pacific Gas & Electric. For the quarter ended September 30, 2019, revenues from oil and gas production increased $297,600 or 95.1% to $610,427 from the 2018 third quarter revenues of $312,827.  This increase was also to the wells which came online during the period in 2019 and to several of our operated wells being offline during the period in 2018.  The net sales volume of oil and condensate for the quarter ended September 30, 2019, was approximately 8,222 barrels with an average price of $57.31 per barrel, versus 3,143 barrels with an average price of $67.17 per barrel for the third quarter of 2018.  This represents an increase in net sales volume of 5,079 barrels for the quarter in 2019. The net sales volume of natural gas for the quarter ended September 30, 2019, was approximately 62,553 Mcf with an average price of $2.23 per Mcf, versus 33,585 Mcf with an average price of $2.78 per Mcf for the third quarter of 2018.  This represents an increase in net sales volume of 28,968 Mcf or 86.3% for the quarter in 2019.

Oil and natural gas lease operating expenses increased by $32,208 or 2.7%, to $1,237,785 for the nine months ended September 30, 2019, from $1,205,577 for the same period in 2018.  For the third quarter in 2019, lease operating expenses increased $78,868 or 18.0% from the same quarter in 2018. These were both higher due to the increase in the number of wells operated by the Company during the period in 2019, related to our 2019 drilling and the fourth quarter 2018 Jameson North acquisition.

The aggregate of supervisory fees and other income was $610,971 for nine months ended September 30, 2019, a decrease of $514,295 from $1,125,266 during the same period in 2018.  During the third quarter 2019, supervisory fees and other income decreased $535,905 or 95.6% when compared to the quarter in 2018, These decreases were due to the cancellation of the service agreement with RMX Resources as of March 31, 2019.

Depreciation, depletion and amortization expense decreased to $217,327 from $344,532, a decrease of $127,205 or 36.9% for the nine months ended September 30, 2019, as compared to the same period in 2018. During the third quarter 2019, depreciation, depletion and amortization expenses increased $23,884 or 34.8%. The depletion rate is calculated using production as a percentage of reserves.  The nine-month decrease in depreciation expense was due to the decrease in the number of wells and related equipment, as a result of the transfer of properties during the sale and final settlement with RMX Resources, LLC.

General and administrative expenses decreased by $581,970 or 26.0% from $2,242,891 for the nine months ended September 30, 2018, to $1,660,921 for the same period in 2019, due to reductions in employee related costs and outside consulting services, in an effort for the Company to reduce costs and lower fees, and was also due to higher costs in 2018, related to a loan Matrix had at the time of the merger.  For the third quarter 2019, general and administrative expenses decreased $417,242 or 53.8% when compared to the same period in 2018, also due to decreases in employee related costs and outside consulting services. Marketing expense for the nine months ended September 30, 2019, increased $35,097, or 12.3%, to $319,906, compared to $284,809 for the same period in 2018.  For the third quarter 2019, marketing expenses decreased $1,750 or 1.1% when compared to the third quarter in 2018. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $502,995 for the nine month period in 2019, compared to $1,267,896 for the same period in 2018, a $764,901 or 60.3% decrease.  For the third quarter 2019, legal and accounting expenses decreased $76,403 or 40.1%, when compared to the third quarter in 2018. These decreases were primarily due to legal fees related to the Matrix merger during the periods in 2018.

During the first quarter in 2019 we recorded a loss on the sale of assets of $1,237,126 related a settlement agreement with RMX Resources, LLC, see Note 1, Settlement Agreement and Well Participation Agreement with RMX. During the nine-month period in 2019, we recorded geological and geophysical expense of $263,277 related mainly to the acquisition of a seismic survey of a Northern California field. During the nine months ended September 30, 2019 and 2018, we recorded losses of $124,716 and $1,026,404, respectively on investment in joint venture as our 20% share of RMX Resources, LLC’s period net losses of $623,579 and $5,132,019. During the nine months ended September 30, 2019, we recorded a gain of $897,708, mainly on the reconciliation and settlement of royalties payable.  We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During the nine months ended September 30, 2019, we recorded a lease impairment of $40,223 on various lease and land costs that were no longer viable. During the nine months ended September 30, 2018, we recorded gains of $163,681 on the settlement of accounts payable. During the period ended September 30, 2018, we recorded a $105,130 loss on derivative instruments, reflecting the period end market-to market changes in the fair value positions, related to Matrix operations prior to the conclusion of the merger. During the nine months ended September 30, 2018, we recorded a write down of $9,790 on certain well equipment that was no longer useable.

During the first nine months of 2019, we disposed of $9,382,519 of drilling obligations upon completing the drilling of eight wells, six natural gas wells in Northern California and two oil wells in Southern California, while incurring expenses of $7,484,260, resulting in a gain of $1,898,259.  At September 30, 2019, Royale Energy had a remaining Deferred Drilling Obligation of $6,077,583. During the same period in 2018, we disposed of $4,797,720 of drilling obligations upon completing the drilling of three natural gas wells in Northern California, while incurring expenses of $2,603,262, resulting in a gain of $2,194,459.  At September 30, 2018, Royale Energy had a Deferred Drilling Obligation of $5,406,678.

Interest expense decreased to $17,186 for the nine months ended September 30, 2019, from $170,151 for the same period in 2018, a $152,965 decrease.  This decrease resulted from interest accrued during the period in 2018 on the term loan agreement originated by Matrix.  Further details concerning this agreement can be found in Capital Resources and Liquidity, below.

Capital Resources and Liquidity

At September 30, 2019, Royale Energy had current assets totaling $9,181,971 and current liabilities totaling $14,844,417, a $5,662,446 working capital deficit.  We had $724,994 in cash and $5,622,772 in restricted cash at September 30, 2019, compared to $1,853,742 in cash and $4,501,300 in restricted cash at December 31, 2018.

At September 30, 2019, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $1,218,527, compared to $1,411,144 at December 31, 2018, a $192,617 decrease.  This decrease was mainly due to receipts from RMX Resources for contracted services.  At September 30, 2019, revenue receivable was $910,663, an increase of $593,689, compared to $316,974 at December 31, 2018, due to higher oil and gas production volumes on wells drilled during the period in 2019.  At September 30, 2019, our accounts payable and accrued expenses totaled $6,597,640, an increase of $1,702,107 from the accounts payable at December 31, 2018 of $4,895,533, which was related to increased drilling activities during the period in 2019.

The Company has had recurring operating and net losses and cash used in operations and the consolidated financial statements reflect a working capital deficiency of $5,662,446 and an accumulated deficit of $73,652,310. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil & gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If the Company is unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on the Company’s business, results of operations, financial position and liquidity. Additionally, management has, and plans to continue, to increase revenue and reduce overhead and Lease Operating Expense (LOE) costs.

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

Operating Activities.  Net cash used by operating activities totaled $630,090 and $1,451,832 for the nine months ended September 30, 2019 and 2018, respectively.  This decrease in cash used was mainly due to lower receivables due from affiliates during the period in 2018 related to the sale of oil and gas assets in the formation of RMX Resources, LLC.

Investing Activities.  Net cash provided by investing activities totaled $1,240,515 and $6,033,768 for the nine months ended September 30, 2019 and 2018, respectively. During the period in 2019, we received approximately $9.3 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $7.5 million in the drilling of six Northern California natural gas wells and two Southern California oil wells. During the 2018 period, the cash provided was due to approximately $4.3 million received in the merger and for the oil and gas asset sale and contribution in the formation of RMX Resources, LLC. In the 2018 period, we also received $4.3 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $2.6 million in the drilling of three Northern California natural gas wells.

Financing Activities.  Net cash used by financing activities totaled $617,701 and $2,174,920 for the nine months ended September 30, 2019, respectively. During the period in 2019, a financing agreement for a seismic survey was recognized when the terms were finalized, on which there were principal payments of approximately $131,000.  Additionally, in 2019, there were principal payments of approximately $391,000 on our note with Forza Operating and payments of approximately $95,000 on our leasing obligations. During the period in 2018, we paid a $1.9 million settlement payment for the cash advances on pending transactions. During the period in 2018, we also paid approximately $275,000 for principal and fee payments on the Matrix originated term loan agreement.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $2.14 per Mcf to a high of $5.87 per Mcf for the first nine months of 2019.

Item 4.      Controls and Procedures

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the review by the CFO and CEO, the weakness was identified as listed below.

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

The CFO and CEO have monitored the prior conditions of weakness listed below and concluded that they have been remediated as described.

●

Previously we had concluded that certain legal documents, such as debt and equity financing transactions, during the 2018 fiscal year were not supported by fully executed agreements. Management has had all equity and note transactions reviewed by outside counsel for proper completion and execution. Any received funds prior to receipt of fully executed documents, has been recorded as a liability pending finalization of legal documents. Management has been monitoring this situation for compliance and concluded that the weakness has been remediated.

●

Previously we had concluded that we did not have appropriate policies and procedures to properly evaluate the accuracy of the tax basis of acquired assets associated with the merger of the Company with Matrix as more fully described in the financial notes to these statements. Management engaged a nationally recognized CPA firm, which has resulted in the timely filing of the 2018 federal tax returns. As a result, management believes that the weakness has been remediated.

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: November 14, 2019	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: November 14, 2019	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer