Form 10-K
period 2019-12-31
Royale Energy, Inc.
filed 2020-03-30
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019	Commission File No. 055912

ROYALE ENERGY, INC.

(Name of registrant in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1870 Cordell Court

El Cajon, CA 92020

(Address of principal executive offices)

Issuer’s telephone number:     619-383-6600

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

At June 30, 2019, the end of the registrant’s most recently completed second fiscal quarter; the aggregate market value of common equity held by non-affiliates was $8,024,089.

At March 6, 2020, 52,231,899 shares of registrant’s Common Stock were outstanding.

ROYALE ENERGY, INC.

PART I

Item 1     Description of Business

Royale Energy, Inc. (“Royale” or the “Company”) is an independent oil and natural gas producer incorporated under the laws of Delaware.  Royale’s principal lines of business are the production and sale of oil and natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale.  Royale was incorporated in Delaware in 2017 and is the successor by merger (as described below) to Royale Energy Funds, Inc., a California corporation formed in 1983.   On December 31, 2019, Royale and its consolidated subsidiaries had 12 full time employees.

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

The assets contributed by Royale and its subsidiaries included (i) all of their respective oil and gas properties located in the State of California other than certain excluded assets (the “Excluded Assets”),   (ii), the right to acquire the 50% non-operated working interest in oil and gas leases in the Sansinena and East Los Angeles fields (“Sunny Frog Acquisition Agreement”) operated by Matrix   Oil Corporation (“Matrix Operator”) and (iii) all of the stock of Matrix Operator.  The Excluded Assets include (i) 50% of Matrix’s working interest ownership in a)the City of Whittier, b) Bellevue and (ii) 100% of Matrix’s working interest in the East LA Field, the oil and gas leasehold interest, equipment and properties owned by Royale prior to February 1, 2018, and business equipment and other personal property held by Matrix Operator.

The Contribution Agreement occurred in a two-step closing and funding, with the First Closing consummated on April 4, 2018 and the Second Closing on April 13, 2018.

Under the terms of a management services agreement (the “Management Services Agreement”), required by the Contribution Agreement, Royale provided RMX with accounting, financial reporting and analysis, and regulatory support services for a payment of $180,000 per month. This agreement ended on March 31, 2019.

On April 13, 2018, the parties consummated the second part of the Contribution Agreement and Transaction.

In this Annual Report, “Royale” and the “Company” refer to Royale Energy, Inc., the Delaware corporation. Financial information is reported for Royale on a consolidated basis including the following subsidiaries:

      ◦ Royale Energy Funds, Inc

      ◦ Matrix Permian Investment, L.P.

      ◦ Matrix Las Cienegas L.P.

      ◦ Matrix Investment, L.P.

      ◦ Matrix Oil Management, Corp.

      ◦ Matrix Pipeline, L.P. (Limited Partner only, General Partner is Matrix Oil Corp. part of the RMX Joint Venture)

Royale Energy, Inc.

Royale and its subsidiaries own wells and leases located mainly in the Sacramento Basin and San Joaquin Basin in California as well as in Texas, Utah, Oklahoma, Colorado and Louisiana, as well as an overriding royalty interest in Alaska.  Royale usually sells a portion of the working interest in each well it drills or participates in to third party investors and retains a portion of the prospect for its own account.  Selling part of the working interest to others allows Royale to reduce its drilling risk by owning a diversified inventory of properties with less of its own funds invested in each drilling prospect, than if Royale owned all the working interest and paid all drilling and development costs of each prospect itself.  Royale generally sells working interests in its prospects to accredited investors in exempt securities offerings.  The prospects are bundled into multi-well investments, which permit the third party investors to diversify their investments by investing in several wells at once instead of investing in single well prospects.

During its fiscal year ended December 31, 2019, Royale continued to explore and develop oil and natural gas properties with a concentration in California.  Additionally, we own proved developed producing and non-producing reserves of oil and natural gas in Utah, Texas, Oklahoma, Colorado and Louisiana, as well as holding an overriding royalty interest in a discovery in Alaska.  In 2019, Royale drilled eleven (11) wells in California, eight (8) of which were commercially productive.  Royale’s estimated total reserves were approximately 17.33 and 9.86 BCFE (billion cubic feet equivalent) at December 31, 2019, and 2018, respectively.  According to the reserve reports furnished by Netherland, Sewell & Associates, Inc., Royale’s independent petroleum engineers, the undiscounted net reserve value of its proved developed and undeveloped reserves was approximately $93.49 million at December 31, 2019, based on the average West Texas intermediate spot price of $60.99 per barrel and the natural gas average Henry Hub spot price of $2.47 per MCF.  Netherland, Sewell & Associates, Inc. supplied reserve value estimates for the Company’s California, Texas, Oklahoma, Utah, Colorado and Louisiana properties.

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

Our standardized measure of discounted future net cash flows at December 31, 2019, was estimated to be $29,640,871.  This figure was calculated by subtracting our estimated future income tax expense from the net reserve value of proved developed and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows.  A detailed calculation of our standardized measure of discounted future net cash flow is contained in Supplemental Information about Oil and Gas Producing Activities – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities, page F-29.

Royale reported a gain on turnkey drilling in connection with the drilling of wells on a “turnkey contract” basis in the amount of $2,909,908 and $2,558,716 for the years ended December 31, 2019 and 2018, respectively.

In addition to Royale’s own staff, Royale hires independent contractors to drill, test, complete and equip the wells that it drills.  Approximately 78.50% of Royale’s total revenue for the year ended December 31, 2019, came from sales of oil and natural gas from production of its wells in the amount of $2,329,275.  In 2018, this amount was $1,599,362, which represented 48.7% of Royale’s total revenues for the respective periods presented. See Note 2 to our Financial Statements at page F-17.

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

Royale also may sell fractional working interests in undeveloped wells to finance part of the drilling cost. A drilling contract that calls for a company to drill a well, for a fixed price, to a specified depth or geological formation is called a “turnkey contract.” When Royale sells fractional working interests in undeveloped property to raise capital to drill oil and natural gas wells, generally it agrees to drill these wells on a turnkey contract basis, so that the holders of the fractional interests prepay a fixed amount for the drilling and completion of a specified number of wells.  Under a turnkey contract, Royale may record a gain if total funds received to drill a well were more than the actual cost to drill those wells including costs incurred on behalf of the participants and costs incurred for its own account.

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

Royale generally operates the wells it completes.  As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements.  For the year ended December 31, 2019, Royale charged overhead from operation of the wells in the amount of $341,484 for the year, which were an offset to general and administrative expenses.  In 2018, the amount was $299,646.  At December 31, 2019, Royale operated natural gas wells in California and Texas. Royale also has non-operating interests in wells in California, Utah, Texas, Oklahoma, Colorado and Louisiana.

Royale currently sells most of its California natural gas production through PG&E pipelines to independent customers on a monthly contract basis, while some gas is delivered through privately owned pipelines to independent customers. Since many users are willing to make such purchase arrangements, the loss of any one customer would not affect our overall sales operations.

All oil and natural gas properties are depleting assets in which production naturally decreases over time as the finite amount of existing reserves are produced and sold.  It is Royale’s business as an oil and natural gas exploration and production company to continually search for new development properties.  The Company’s success will ultimately depend on its ability to continue locating and developing new oil and natural gas resources.  Oil demand is subject to global demand and prices can fluctuate widely. In recent weeks, oil prices have dropped precipitously and the future market is likely to be subject to continued similar price dynamics. Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have fluctuated unpredictably throughout the year.

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

Item 2     Description of Property

Since 1993, Royale has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California.  In 2019, Royale drilled eight developmental natural gas wells and participated in the drilling of two developmental oil wells in California.

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

Following is a discussion of Royale’s significant oil and natural gas properties.  Reserves at December 31, 2019, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc., registered professional petroleum engineers, in accordance with reports submitted to Royale on February 7, 2020.

California

Royale owns interests in nine gas fields with locations ranging throughout the Sacramento Basin in California.  At December 31, 2019, Royale operated 13 wells and owns interests in 18 non-operated wells in Northern California and 4 non-operated wells in Southern and Central California. Our California estimated total proven, developed, and undeveloped net reserves are approximately 4.119 BCFE, according to Royale’s independently prepared reserve report as of December 31, 2019

Developed and Undeveloped Leasehold Acreage

As of December 31, 2019 and 2018, Royale owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	5,092.76	3,890.17	11,431.00	3,308.42
All Other States	10,212.89	9,015.13	7,121.00	6,609.00
Total	15,305.65	12,905.30	18,552.00	9,917.42

Gross and Net Productive Wells

As of December 31, 2019 and 2018, Royale owned interests in the following oil and gas wells in both gross and net acreage:

	2019		2018
	Gross Wells	Net Wells	Gross Wells	Net Wells
Natural Gas	37	13.0576	40	15.96
Oil	34	24.0716	56	21.07
Total	71	37.1292	96	37.03

Drilling Activities

The following table sets forth Royale’s drilling activities during the years ended December 31, 2019 and 2018.  All wells are located in the Continental U.S., in California, Texas, Louisiana, Colorado and Utah.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2018	Exploratory	0	0	0	0	0
	Developmental	4	2	2	0.1464	0

2019	Exploratory	0	0	0	0	0
	Developmental	10	8	2	1.7859	0

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

	2019	2018
Net volume
Oil (BBL)	27,663	18,570
Gas (MCF)	292,472	135,396
MCFE	458,450	246,816

Average sales price
Oil (BBL)	$54.40	$64.10
Gas (MCF)	$2.82	$2.85

Net production costs and taxes	$1,764,538	$1,613,368

Lifting costs (per MCFE)	$3.85	$6.54

Reserve Estimates

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. Our internal processes and controls surrounding this process are routinely tested. We also retain outside independent engineering firms to prepare estimates of our Proved Reserves. Management reviews and approves our reserve estimates, whether prepared internally or by third parties. Our Chief Executive Officer oversaw our outside independent engineering firms, Netherland, Sewell & Associates, Inc. ("NSAI"), in connection with the preparation of their estimates of our Proved Reserves as of December 31, 2019. We also regularly communicate with our outside independent engineering firm throughout the year regarding technical and operational matters critical to our reserve estimations. Our Chief Executive Officer, with input from other members of management, is responsible for the selection of our third-party engineering firms and review of the reports generated. Our Chief Executive Officer has over 36 years of experience in the oil and natural gas industry and is a graduate of Oklahoma University with a degree in Chemical Engineering. During his career, he has had various relevant responsibilities in technical and leadership roles including asset management, drilling and completions, production engineering, reservoir engineering and reserves management, economic evaluations and field development in U.S. onshore projects. The third-party engineering reports are also provided to the Audit Committee.

Net Proved Oil and Natural Gas Reserves

As of December 31, 2019, Royale had proved developed reserves of 2,790,300 MCF and total proved reserves of 4,306,900 MCF of natural gas on all of the properties Royale leases.  For the same period, Royale also had proved developed oil and natural gas liquid combined reserves of 232,200 BBL and total proved oil and natural gas liquid combined reserves of 2,171,000 BBL.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3     Legal Proceedings

None.

Item 4     Mine Safety Disclosures

Not Applicable

PART II

Item 3     Defaults Upon Senior Securities

On August 2, 2017, two notes for a total principal amount of $1,580,000, issued in 2016, became due and payable and remained due and payable on December 31, 2017.  On February 28, 2018, one of the notes, for $300,000, was converted to 750,000 shares of common stock immediately prior to the Merger (a conversion price of $0.40 per share).  Also, on February 28, 2018, Royale reached a settlement of a dispute with the second investor regarding his advance of $1.28 million.  In the settlement, Royale agreed to pay $1.9 million to the investor, who in turn did not receive shares of the Company’s common stock on conversion of this investment.  In the settlement, Royale also cancelled a two-year warrant issued to the second investor to purchase 1,066,667 of Royale common stock at $0.80 per share.

Item 5     Market for Common Equity and Related Stockholder Matters

Royale’s Common Stock is traded on the OTC QB Market under the symbol “ROYL”.   As of December 31, 2019, 51,854,136 shares of Royale’s Common Stock were held by approximately 4,160 stockholders.  As of December 31, 2018, 49,421,387 shares of Common Stock were held by approximately 5,018 stockholders. The following table reflects the high and low quarterly closing sales prices on the Nasdaq Stock Market and OTC QB Market from January 2018 through December 2019

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2018	$0.49	$0.35	$0.45	$0.36	$0.47	$0.37	$0.36	$0.13
2019	$0.35	$0.15	$0.33	$0.23	$0.26	$0.17	$0.19	$0.10

Transfer Agent

The company has engaged the services of American Stock Transfer & Trust company as its transfer agent.

Dividends

The Board of Directors did not issue cash dividends in either 2019 or 2018. The Board of Directors did declare dividends during 2019 and 2018 on the preferred stock to be Paid In Kind (“PIK”) of 73,473 and 59,461 shares and a par value of $734,725 and $594,613 respectively.

Recent Sales of Unregistered Securities

On October 29, 2018 the company filed Form S-8 to register up to 3,235,824 shares of common stock for compensation.

Item 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Global Pandemic

In December 2019 and continuing into 2020, there was a global outbreak of novel coronavirus that has resulted in changes in global supply and demand of certain mineral and energy products. While the direct and indirect negative impacts that may affect the Company cannot be determined, they could have a prospective material impact to the Company's operations, cash flows and liquidity.

General

The following discussion should be read in conjunction with Royale’s Financial Statements and Notes thereto and other financial information relating to Royale included elsewhere in this document.

Since 1993, Royale has primarily acquired and developed producing and non-producing natural gas properties in California. In December 2018, Royale became the operator of a newly acquired field in Texas.   The most significant factors affecting the results of operations are (i) changes in oil and natural gas price, production levels and reserves, and (ii) turnkey drilling activities, (iii) the increase in future cost associated with abandonment of wells.

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

The Company recorded amounts received from the Master Service Agreement (“MSA”) with RMX for providing land, engineering, accounting and back-office support as part of revenues. Revenues earned under the MSA were recorded at the end of each month that services were performed in conformity with the Agreement with an offsetting receivable from the RMX joint venture. The service fee income was treated as earned at the end of each month that services were performed.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its’ carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During 2019 and 2018, impairment losses of $977,682 and $1,183,515, respectively, were recorded on various capitalized lease and land costs where the carrying value exceeded the fair value or where the leases were no longer viable.

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

Royale sponsors turnkey drilling agreement arrangements in properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as Deferred Drilling Obligations, and then reduced as costs to complete its obligations are incurred with any excess booked against its property account to reduce any basis in its own interest.  Gains on Turnkey Drilling Programs represent funds received from turnkey drilling participants in excess of all costs Royale incurs during the drilling programs (e.g., lease acquisition, exploration and development costs), including costs incurred on behalf of participants and costs incurred for its own account; and are recognized only upon making this determination after Royale’s obligations have been fulfilled.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The company records a liability for all funds invested as deferred drilling obligations until each individual well is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At December 31, 2019 and 2018, Royale had deferred drilling obligations $5,232,675 of and $6,213,283 respectively.

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

Going Concern

At December 31, 2019, the Company has an accumulated deficit of $73,387,738, a working capital deficiency of $3,425,012 and a stockholders’ equity of $1,666,997 As a result, our financial statements include a “going concern qualification” reflecting substantial doubt as to our ability to continue as a going concern. See Note 1 to our audited financial statements.  We have merged with Matrix to increase efficiency and reduce costs to both companies, thereby allowing a return to positive cash flow.  We are exploring commitments to provide additional financing, but there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2020 drilling budget and to support future operations.

Results of Operations for the Year Ended December 31, 2019, as Compared to the Year Ended December 31, 2018

The merger between Royale Energy and Matrix Oil Management was completed during the first quarter of 2018.  For the year ended 2018, the consolidated amounts represented here are for the full year for Royale Energy, Inc. and the ten month period for Matrix Oil Management and its subsidiaries.

For the year ended December 31, 2019, we had a net loss of $348,383 compared to the net loss of $23,504,327 during the year in 2018. The table below reflects the major components of other income and expense.

Loss from Operations	$(845,071)	$(3,204,056)

Other Income (Expense):
Interest Expense	(20,559)	(177,171)
Gain (Loss) on Investment in Joint Venture	(397,936)	333,931
Gain on Settlement of Payables	897,708	287,134
Other Gain	172,523	-
Loss on Hedging Activities	-	(105,130)
Loss on Issuance of Stock Warrants	-	(1,439,990)
Loss on Sale of Assets, net	(155,048)	(19,199,045)
Loss Before Income Tax Expense	$(348,383)	$(23,504,327)

In 2019, the majority of the net loss resulted from a loss from operations of $845,071. In 2018, the majority of the loss on sale of assets of $20,092,402 was recorded upon the transfer of oil and gas properties to RMX and surface rights in exchange for cash and a 20 percent working interest in RMX under the Contribution Agreement, along with subsequent purchase price adjustments. This loss was offset by a $550,000 gain on the sale of seismic data and a $334,661 gain on the sale of previously owned Matrix leases. Under the Contribution Agreement, we also issued warrants to acquire 4,000,000 shares of Royale common stock and recorded a loss of $1,439,990.  The gain on investment in joint venture of $333,931 represents Royale’s share of RMX’s net income from operations through the year ended December 31, 2018.    See Note 2 – Formation of RMX and Asset Contribution.

During the year ended 2019, revenues from oil and gas production increased $729,913 or 45.6% to $2,329,275 from the 2018 revenues of $1,599,362.  This increase was due to higher production volumes associated new wells placed in production in 2019 and the Jameson lease acquisition at the end of 2018.  The net sales volume of oil for the year ended December 31, 2019 was 27,663 barrels of oil with an average price of $54.40 versus approximately 18,570 barrels with an average price of $64.10 per barrel, for the year in 2018.  This represents an increase in net sales volume of 9,093 barrels or 49.0%. The net sales volume of natural gas for the year ended December 31, 2019, was approximately 292,472 Mcf with an average price of $2.82 per Mcf, versus 135,396 Mcf with an average price of $2.85 per Mcf for the year in 2018.  This represents an increase in net sales volume of 157,076 Mcf or 116.0%.  The increase in natural gas production volume was also due to an increase in production from new wells place into production in 2019 and the Jameson acquisition.

Oil and natural gas lease operating expenses increased by $151,170 or 9.4%, to $1,764,538 for the year ended December 31, 2019, from $1,613,368 for the year in 2018.  This was higher due to the increase in the number of wells operated by the Company during the year ended 2019, related the Jameson acquisition in the fourth quarter of 2018 and the 2019 drilling.  When measuring lease operating costs on a production or lifting cost basis, in 2019, the $1,764,538 equates to a $3.85 per Mcfe lifting cost versus a $6.54 per Mcfe lifting cost in 2018, a 41.1% decrease, due to increased production from new wells placed into production in 2019.

The aggregate of supervisory fees and other income was $637,908 for year ended December 31, 2019, a decrease of $1,045,771 or 62.1% from $1,683,679 during the year in 2018. This decrease was mainly due to the loss of service agreement fees through an arrangement with RMX Resources, LLC.

Depreciation, depletion and amortization expense decreased to $468,143 from $722,935, an decrease of $254,792 or 35.2% for the year ended December 31, 2019, as compared to the year in 2018. The depletion rate is calculated using production by comparing capitalized cost to the recoverable reserves remaining.  This decrease in depreciation expense was due to the increase in the number of wells and related equipment operated by the Company as compared to the estimated ultimate recovery, due to the fourth quarter 2018 Jameson acquisition and 2019 drilling.

General and administrative expenses decreased by $1,144,190 or 36.5% from $3,136,009 for the year ended December 31, 2018, to $1,991,819 for the year ended 2019. This decrease was primarily due to lower employee associated costs of approximately $368,000 and lower outside consulting of approximately $397,000 when compared to 2018, as the Company had fewer employees for the full year 2019 and utilized fewer outside consultants in 2019.  Legal and accounting expense decreased to $751,935 for the year in 2019, compared to $1,391,037 for the year in 2018, a $639,102 or 45.9% decrease.  This decrease was primarily due to lower legal and accounting fees related to the Matrix merger, which concluded during the first quarter of 2018. Marketing expense for the year ended December 31, 2019, increased $74,330, or 21.8%, to $414,971, compared to $340,641 for the year in 2018.  Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

At December 31, 2019, Royale Energy had a Deferred Drilling Obligation of $5,232,675.  During 2019, we disposed of $11,961,767 of drilling obligations upon completing the drilling of eight natural gas wells and participating in the drilling of two oil wells in California, while incurring expenses of $9,051,859, resulting in a gain of $2,909,908. At December 31, 2018, Royale had a deferred drilling obligation of $6,213,283.  During 2018, we disposed of $6,128,615 of obligations, upon completing the drilling of four natural gas wells, while incurring expenses of $3,569,899, resulting in a gain of $2,558,716.

During the first quarter in 2019, we recorded a loss on the sale of assets of $1,237,126 related a settlement agreement with RMX Resources, LLC, see Note 1, Settlement Agreement and Well Participation Agreement with RMX. During the fourth quarter of 2019, we recorded a gain of $1,254,204 on the settlement of contingent liabilities related to the merger with Matrix. During 2019, we recorded a $172,126 loss on the sale of leases obtained in the merger. During 2019, we recorded a gain on settlement of $834,736 on the reconciliation and settlement of royalties payable. During years ended December 31, 2019 and 2018, we recorded gains of $62,972 and $287,134, respectively, on the settlement of accounts payable. During 2019, we recorded geological and geophysical expense of $264,219 related mainly to the acquisition of a seismic survey of a Northern California field. During the years ended December 31, 2019 and 2018, we recorded a loss of $397,936 and a gain of $333,931, respectively on investment in joint venture as our 20% share of RMX Resources, LLC’s 2019 net loss of $1,989,680 and 2018 net income of $1,669,655, respectively.  During the year in 2019, we recorded a gain of $172,523 on the receipt of tax property tax refunds due to adjusted assessments on certain leases from prior years. We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During 2019 and 2018, we recorded lease impairments of $977,682 and $1,183,515, respectively on various lease and land costs that were no longer viable. During 2018, we recorded a $105,130 loss on derivative instruments, reflecting the period end market-to market changes in the fair value positions, related to Matrix operations prior to the conclusion of the merger. During the years in 2019 and 2018, we recorded write downs of $28,343 and $9,790, respectively on certain well equipment that was either written down to their current market value or were no longer useable.

Bad debt expense for 2019 and 2018 were $60,512 and $648,518, respectively.  The expenses in 2019 and 2018 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our year-end oil and natural gas reserve values.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.

Interest expense decreased to $20,559 for the year ended December 31, 2019, from $177,171 in 2018, a $156,612 decrease.  This decrease resulted from interest accrued on the term loan agreement originated by Matrix in 2018.  Further details concerning this agreement can be found in Capital Resources and Liquidity, below.

In 2019 and 2018, we did not have an income tax expense due to the use of a percentage depletion carryover valuation allowance created from the current and past operations resulting in an effective tax rate less than the new federal rate of 21% plus the relevant state rates (mostly California, 8.8%).

Capital Resources and Liquidity

At December 31, 2019, Royale had current assets totaling $8,712,314 and current liabilities totaling $12,137,325, a $3,425,012 working capital deficit.  We had cash and cash equivalents at December 31, 2019 of $1,031,014 and restricted cash of $2,845,515 compared to cash and cash equivalents of $1,853,742 and restricted cash of $4,501,300 at December 31, 2018.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe there is some doubt that the company has the ability to meet liquidity demands through cash-flow from operations. .  In that event, the Company will seek alternative capital sources through additional sales of equity or debt securities, or the sale of property.

At December 31, 2019, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $1,189,892, compared to $1,411,144 at December 31, 2018, a $221,252 decrease.  This decrease was mainly due to receipts from an affiliate for contracted services.  At December 31, 2019, revenue receivable was $589,151, an increase of $272,177, compared to $316,974 at December 31, 2018, due to higher oil and gas production volumes on wells that were drilled and came online in 2019.  At December 31, 2019, our accounts payable and accrued expenses totaled $6,031,034, an increase of $1,135,501 from the accounts payable at December 31, 2018 of $4,895,533, mainly related to drilling at year end 2019 and operations related trade accounts payable.

Shortly before completion of the Merger, in February 2018, a $300,000 note and accrued interest of $47,500 was converted into 750,000 shares of Royale common stock valued at $347,500, and Royale agreed to a cash settlement with the holder of a $1,280,000 note for $1,900,000, which was paid on April 13, 2018.

The Company recognized $164,401 in interest expense for the period ended March 31, 2018, related to a term-loan held by Matrix Oil Management Corp at the time of merger.  The loan balance as of March 31, 2018 was $11,140,749. In April 2018 pursuant to the Contribution Agreement, this loan agreement was paid in full.

We have not engaged in hedging activities nor do we use derivative instruments to manage market risks.

Operating Activities.  For the years ended December 31, 2019 and 2018, cash used by operating activities totaled $3,250,120 and $2,865,829, respectively.  This $384,291 or 13.4% increase in cash used was primarily due to higher prepaid expenses paid mainly to RMX for contracted services.

Investing Activities. Net cash provided by investing activities totaled $1,493,275 and $8,183,844, respectively for the years ended December 31, 2019 and 2018.   During 2019, our turnkey drilling expenditures were higher, where we drilled eight natural gas wells and participated in the drilling of two oil wells, while in 2018 we drilled four natural gas wells and completed two. Additionally, in 2019 we received approximately $11 million in direct working interest turnkey drilling investments. The difference in cash during the year in 2018 was due to approximately $4 million in cash received in the merger and for the oil and gas asset sale and contribution in the formation of RMX Resources, LLC. In 2018, we also received $550,000 on the sale of a seismic license and approximately $412,000 for the sale of various lease interests previously owned by Matrix. During the year in 2018, we also received approximately $6.5 million in direct working interest investor turnkey drilling investments.

Financing Activities.  Net cash used by financing activities totaled $721,668 and $2,301,666 for the years ended December 31, 2019 and 2018, respectively. During 2019, a financing agreement for a seismic survey was recognized when the terms were finalized, on which there were principal payments of approximately $186,012. Additionally, in 2019, there were principal payments of approximately $391,000 on our note with Forza Operating and payments of approximately $145,000 on our leasing obligations. During the period in 2018, we paid a $1.9 million settlement payment for the cash advances on pending transactions. During the period in 2018, we also paid approximately $275,000 for principal and fee payments on the Matrix originated term loan agreement. In 2018, we paid approximately $127,000 on a note payable to an industry partner for lease operating and plugging and abandonment costs.

Changes in Reserve Estimates

During 2019, our overall proved developed and undeveloped natural gas reserves increased by 44.2% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately .89 million cubic feet of natural gas.  This downward revision was mainly the result of a decrease in proved undeveloped natural gas reserves from drilling locations which the Company had contracted.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-29.

During 2018, our overall proved developed and undeveloped reserves increased by 40.1% and our previously estimated proved developed and undeveloped reserve quantities were revised downward by approximately .40 million cubic feet of natural gas.  This downward revision was mainly the result of one location with previously estimated proved undeveloped natural gas reserves which the Company had decided not to drill.    See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-29.

Item 7A     Qualitative and Quantitative Disclosures About Market Risk

Royale is exposed to market risk from changes in commodity prices and in interest rates.  In 2019, we sold a portion of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline.  In 2019, our natural gas revenues were approximately $824,339 with an average price of $2.82 per MCF.  At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $82,000.  We currently do not sell any of our natural gas or oil through hedging contracts.

Item 8     Financial Statements and Supplementary Data

See pages F-1, et seq., included herein.

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to give reasonable assurance that information required to be publicly disclosed is recorded, processed, summarized and reported on a timely basis as of the end of the period covered by this annual report.Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to the material weakness that is described below.

Material Weakness and Remediation

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our 2019 consolidated financial statements, management has identified a material weakness that exists because we did not maintain effective controls over our financial close and reporting process, and has concluded that the financial close and reporting process needs additional formal procedures to ensure there are appropriate reviews occur on all financial reporting analysis. Updated procedures have been implemented through the close process for the year ended December 31, 2019, and we will continue to monitor these throughout 2020 to be able to fully assess whether the procedures and controls are effective.

In connection with the audit of our 2018 consolidated financial statements, we had a material weakness in our internal control over financial reporting because we had concluded that certain legal documents, such as debt and equity financing transactions, during the fiscal year were not supported by fully executed agreements. Subsequently, management has had all non-recurring equity and note transactions reviewed by outside counsel for proper completion and execution. Any received funds prior to receipt of fully executed documents, has been recorded as a liability pending finalization of legal documents. Management has been monitoring this situation for compliance and concluded that the weakness has been remediated.

Additionally, in connection with the audit of our 2018 consolidated financial statements, management had also identified a material weakness that existed, in that we did not have appropriate policies and procedures in place to properly evaluate the accuracy of certain of our financial accounts related to the determination of the tax basis of acquired assets associated with the merger of the Company with Matrix Oil Management Corporation. Subsequently, the Company engaged outside consulting firms and tax counsel that assisted us in the determination of the tax basis of these properties, application of IRS regulation 382, determination of whether or not to file as a tax group or maintain separate filing status and the calculation of the proper tax accounting for the contribution of assets to the RMX joint venture. Additionally, management implemented a more robust review and increasing the supervision and monitoring of the financial reporting processes related to our material weakness in the calculation and reporting of tax carryforward balances, deferred taxes and tax basis of reported assets and concluded the weakness has been remediated.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Other than the remedial activities describe above, no changes in our internal control over financial reporting occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10     Directors and Executive Officers of the Registrant

All of our directors serve one-year terms from the time of their election to the time their successor is elected and qualified.  The following information is furnished with respect to each director and executive officer who served as such during the fiscal year ended December 31, 2019:

Name	Age	First Became Director or Executive Officer	Positions Held
Mel G. Riggs (4)	65	2018	Chairman of the Board
Jonathan Gregory	55	2014	Vice-Chair of the Board of Directors
Johnny Jordan	59	2018	Chief Executive and Operating officer and Director
Thomas M. Gladney (1) (2)(3)(4)	67	2018	Director
Karen Kerns (1) (2)(3)(4)	61	2019	Director
Robert Vogel (1) (2)(3)(4)	60	2018	Director

(1) Members of the Audit Committee
(2) Members of the compensation committee
(3) Members of the nominations committee
(4) Members indentified as independent

The board has determined that directors Mel G. Riggs, Thomas M. Gladney, Karen Kerns and Robert Vogel qualify as independent directors.

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

Jonathan Gregory – Vice Chair of the Board of Directors

Mr. Gregory became director of Royale in March 2014 and served as Royale's chief executive officer from September 10, 2015, until June 1, 2018. Prior to becoming Royale's CEO, Mr. Gregory, from March 2014 to July 2015, served as Chief Financial Officer and Chief Business Development Strategist for Americo Energy Resources, a private exploration and production company located in Houston, Texas, Prior to serving as CFO of Americo Energy, Mr. Gregory was CFO of J&S Oil & Gas, LLC, from April 2012 to February 2014. From December 2004 to April 2012, Mr. Gregory was head of the energy lending group in Houston, Texas for Texas Capital Bank, N.A. Mr. Gregory is presently CEO of RMX Resources, LLC, a private Texas based oil and gas company with oil and gas properties primarily located in California. Mr. Gregory is also a Credit Committee Advisor to Anvil Capital Partners, a private debt capital provider to upstream energy companies. Mr. Gregory graduated from Lamar University in 1986 with a Bachelor's degree in Finance.

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

Karen Kerns - Director

Karen Leik Kerns is an attorney with over 30 years of experience in business, contract and loan negotiation, and real estate law. Ms. Kerns previously served as General Counsel for a private real estate investment trust with over $400 million in limited partner investments throughout the United States. In her early legal career Ms. Kerns practiced business and insurance defense litigation. She holds a Juris Doctor from the University of Denver Sturm College of Law and a Bachelor’s degree from the University of Wyoming.

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

Audit Committee

The board has appointed an audit committee to assist the board of directors in carrying out its responsibility as to the independence and competence of the Company’s independent public accountants. All members of the audit committee are independent members of the board of directors.  The audit committee operates pursuant to an audit committee charter, which has been adopted by the board of directors to define the committee’s responsibilities.  A copy of the audit committee charter is posted on our website, www.royl.com The board has determined that Robert Vogel qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of the Securities and Exchange Commission.

At the end of 2019, the members of the audit committee were Robert Vogel (Chair), Karen Kerns, and Thomas M. Gladney.

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

Year	Year	Salary (3)	Bonus	Option Awards (1)	All Other Compensation (2)	Total
Johnny Jordan (5)	2019	$255,769			$-	$255,769
(CEO)	2018	$213,141			$-	$213,141
	2017	$-			$-	$-

Jonathan Gregory (4)	2019	$-			$-	$-
	2018	$72,909			$9,583	$82,492
	2017	$242,469			-	$242,469

Donald Hosmer	2019	$189,344	$95,193		$18,930	$303,467
(Business Development)	2018	$236,331			$18,930	$255,261
	2017	$236,331			$19,090	$255,421

Stephen Hosmer	2019	$230,192			$18,906	$249,098
(CFO)	2018	$230,192		$64,954	$18,750	$313,896
	2017	$230,192			$18,906	$249,098

(1)     On October 10, 2018, the company entered into an agreement to issue Mr. Hosmer 250,000 options to purchase common stock previously approved by the Board of Directors with an exercise price of $0.31. These options were granted for a period of ten years with a maturity date of October 9, 2028.

(2)     All other compensation consists of matching contributions to the Company’s simple IRA plan, except for Donald H. Hosmer and Stephen M. Hosmer, who also received a $12,000 car allowance. This category also includes Board fees for Mr. Gregory.

(3)     Salary represents either direct payroll or common stock paid in lieu of taking a cash salary.

(4)     Mr. Gregory served as CEO of the Company during 2016, 2017 and part of 2018. Mr. Gregory resigned from the CEO position with the execution of the RMX joint venture.

(5)     Mr. Jordan became CEO of the Company in January 2019. Mr. Jordan joined the Company upon the merger with the Matrix entities on March 7, 2018

Stock Options and Equity Compensation; Outstanding Equity Awards at Fiscal Year End

The following table presents the number of unexercised options at the 2019 year end for each named executive officer.  No unvested stock awards were outstanding at the end of 2019.

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

Members of the Compensation Committee:

Thomas M. Gladney, Karen Kerns (Chair), and Robert Vogel

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

The elements of executive compensation at Royale consist mainly of cash salary and, if appropriate, a cash bonus at year end.  The compensation committee makes recommendations to the board of directors annually on the compensation of the three top executives:  Johnny Jordan, Chief Executive Officer, Donald H. Hosmer, Business Development, and Stephen M. Hosmer, Chief Financial Officer.

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

Bonus.  The compensation committee meets annually to determine the quantity, if any, of the cash bonuses of executive officers.  The amount granted is based, subjectively, upon the company’s stock price performance, earnings, revenue, reserves and production.  The committee does not use quantifiable metrics for these criteria; but rather uses each in balance to assess the strength of the company’s performance.  The committee believes that formulaic approaches to cash incentives can foster an unhealthy balance between short-term and long-term goals.  No cash bonuses were paid to executive officers in 2019 or 2018.

Compensation of Directors

In 2019, board members or committee member accrued or received fees for attendance at board meetings or committee meetings during the year.  In addition to cash payments, common stock was issued in lieu of compensation or reimbursements.  Royale also reimbursed directors for the expenses incurred for their services.

The following table describes the compensation paid to our directors who are not also named executives for their services in 2019.

Name	Fees paid in Cash or Common Stock	Stock awards	Option awards	All Other Compensation	Total
Mel G. Riggs	$44,000	$-	$-	$-	$44,000
Thomas M. Gladney	$38,000	$-	$-	$-	$38,000
Karen Kerns	$-	$-	$-	$-	$-
Robert Vogel	$47,000	$-	$-	$-	$47,000
Jonathan Gregory (1)	$33,000	$-	$-	$-	$33,000

Former Board Members
Rod Eson (1)	$25,500	$-	$-	$-	$25,500
Barry Lasker	$35,000	$-	$-	$-	$35,000
Harry E. Hosmer	$13,685	$-	$-	$-	$13,685

(1)	Mr. Gregory and Mr. Eson served as CEO of the Company during 2018.

Item 12     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

On March 6, 2020, 52,231,899 shares of Royale’s common stock were outstanding.

The following table contains information regarding the ownership of Royale’s common stock as March 6, 2020, by each director and executive officer of Royale, and all directors and officers of Royale as a group.

Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.  The holdings reported are based on reports filed with the Securities and Exchange Commission and the Company by the officers and directors.

Stockholder (1)	Number	Percent
Stephen M. Hosmer (2)	1,127,054	2.16%
Johnny Jordan (3)	21,276,245	40.73%
Jonathan Gregory (4)	497,460	*
Mel G. Riggs	190,131	*
Karen Kerns	-	*
Thomas M. Gladney	262,938	*
Robert Vogel	307,270	*
All officers and directors as a group	23,661,098	45.30%

* Less than 1%.

(1) The mailing address of each listed stockholder is 1870 Cordell Court, Suite 210, El Cajon, California 92020.

(2) Includes 12,000 shares owned by Stephen M. Hosmer's minor children.

(3) Includes 9,858,160 shares issuable upon conversion of Series B Convertible Preferred Stock.

(4) Includes 35,000 shares owned by Mr. Gregory's son.

The following table contains information regarding the ownership of Royale’s common stock as March 6, 2020, by each person who is known by Royale to own beneficially more than 5% of the outstanding shares of each class of equity securities. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.  The holdings reported are based on reports filed with the Securities and Exchange Commission and the Company by the 5% shareholders.

Stockholder (1)	Number	Percent
Johnny Jordan (2)	21,276,245	40.73%
Jeff Kerns (3)	17,212,173	32.95%
Michael McCaskey (4)	4,703,209	9.00%

(1) The mailing address of each listed stockholder is 1870 Cordell Court, Suite 210, El Cajon, California 92020.

(2) Includes 9,858,160 shares issuable upon conversion of Series B Convertible Preferred Stock.

(3) Includes 8,917,540 shares issuable upon conversion of Series B Convertible Preferred Stock.

(4) Includes 397,054 shares issuable upon conversion of Series B Convertible Preferred Stock.

Item 13     Certain Relationships and Related Transactions

Our Chief Executive, Johnny Jordan, had been an employee of Matrix prior to the Merger. Pursuant to this employment, he had accrued certain unpaid salaries, which were assumed by the Company. At December 31, 2019 Mr. Jordan was owed $22,107 in accrued unpaid guaranteed payments.

Our Chief Financial Officer, Stephen Hosmer has participated individually in 179 wells under the 1989 policy. During 2019 and 2018, Stephen did not participate in fractional interests. At December 31, 2019, the Company had a receivable balance of $ 15,524 due from Stephen Hosmer for normal drilling and lease operating expenses.

Donald Hosmer has participated individually in 179 wells under the 1989 policy. During 2019 and 2018, Donald did not participate in fractional interests. At December 31, 2019, Royale had a receivable balance of $3,441 due from Donald Hosmer for normal drilling and lease operating expenses.

At December 31, 2019, we had a total payable of $32,367 due to RMX Resources, LLC and its subsidiary, Matrix Oil Corporation, related to certain lease operating expenses for wells operated by RMX Resources, LLC. For the same period, the Company also had prepaid expenses and other current assets of $2,680,155 primarily for the drilling of two wells, expected to commence in 2020.

Royale had outstanding accrued unpaid guaranteed payments for unpaid salaries due to certain Matrix employees, for periods prior to the Merger. At December 31, 2019, the balance due was $1,306,605.

Michael McCaskey and Jeffery Kerns, each former directors of Royale, have consulting agreements to provide services as directed and at the discretion of the Company.

Mr. Kerns is married to Karen Kerns, a director.

Item 14     Principal Accountant Fees and Services

Moss Adams LLP served as the independent auditors to audit the Company’s financial statements for the fiscal year ended December 31, 2019. For the preceding 5 years, Singer Lewak LLP provided the same service. The aggregate fees billed for the years ended December 31, 2019 and 2018 are as follows:

	2019			2018
	Moss Adams LLP	SingerLewak LLP	Total	SingerLewak LLP
Audit fees (1)	226,000	27,650	253,650	265,062
Audit Related Fees		5,000	5,000	13,225
Tax fees (2)		-	-	-
All other fees (3)		-	-
Total	226,000	32,650	258,650	278,287

(1) Audit fees are fees for professional services rendered for the audit of Royale Energy's annual financial statements, reviews of financial statements included in the company's Forms 10-Q, and reviews of documents filed with the U.S. Securities and Exchange Commission.

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

No representatives of Moss Adams LLP or SingerLewak LLP are expected to be present at the annual meeting.  Although the audit committee has the sole responsibility to appoint the auditors as required under the Securities Exchange Act of 1934, the committee welcomes any comments from shareholders on auditor selection or performance.  Comments may be sent to the audit committee chair, Robert Vogel, care of Royale Energy’s executive office, 1870 Cordell Court, Suite 210, El Cajon, California 92020.

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
3.3

Amendment to the Certificate of Incorporation of Royale Energy, Inc., a California corporation (March 7, 2018), filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 7, 2018, filed March 12, 2018

4.1

Royale Energy Holdings, Inc., Certificate of Designation of Series B 3.5% Redeemable Convertible Preferred Stock, filed with the Delaware Secretary of State on February 27, 2018, filed as Exhibit 2.5 to the Company’s Form 8-A, filed March 8, 2018

10.1

Consent To Merger, Joinder, Waiver And Fourth Amendment To Term Loan Agreement between Matrix Oil Corporation, Matrix Pipeline LP, Matrix Oil Management Corporation, Matrix Las Cienegas Limited Partnership, Matrix Investments, L.P., Matrix Permian Investments, LP, Matrix Royalty, LP, Royale Energy Holdings, Inc., Royale Energy, Inc., Arena Limited SPV, LLC, Arena Limited SPV, LLC, , and  Cargill Incorporated (February 28, 2018), filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 7, 2018, filed March 12, 2018

10.2

Pledge Agreement by Royale Energy, Inc., in favor of Arena Limited SPV, LLC (February 28, 2018) ), filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 7, 2018, filed March 12, 2018

10.3

Agreement and Plan of Exchange between Royale Energy, Inc., Royale Energy Holdings, Inc., and the partners of Matrix Investments, LP (February 28, 2018), filed as Exhibit 10.1 to the Company’s Form 8-K filed March 12, 2018

10.4

Agreement and Plan of Exchange between Royale Energy, Inc., Royale Energy Holdings, Inc., and the partners of Matrix Las Cienegas Limited Partnership (February 28, 2018), filed as Exhibit 10.2 to the Company’s Form 8-K filed March 12, 2018

10.5

Agreement and Plan of Exchange between Royale Energy, Inc., Royale Energy Holdings, Inc., and the partners of Matrix Permian Investments, LP (February 28, 2018), filed as Exhibit 10.3 to the Company’s Form 8-K filed March 12, 2018

10.6

Agreement and Plan of Exchange between Royale Energy, Inc., Royale Energy Holdings, Inc., Matrix Oil Corporation and the shareholders of Matrix Oil Corporation (February 28, 2018), filed as Exhibit 10.4 to the Company’s Form 8-K filed March 12, 2018

10.7

Preferred Exchange Agreement between Royale Energy, Inc., Royale Energy Holdings, Inc., and the holders of the preferred limited partnership interests of Matrix Investments, LP (February 28, 2018), filed as Exhibit 10.5 to the Company’s Form 8-K filed March 12, 2018

10.10

Settlement Agreement and Release between Joseph Henry Paquette TR FBO OVE, Inc Profit Sharing Plan FBO Joseph Paquette and Royale Energy, Inc. (February 28, 2018), filed as Exhibit 10.8 to the Company’s Form 8-K filed March 12, 2018

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
10.28

Participation Agreement between the Company and California Resources Petroleum Corporation October 17, 2018), filed herewith. Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Secretary of the Commission

21.1	Subsidiaries, filed herewith.
31.1	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.
99.1	Report of Netherland, Sewell & Associates, Inc., filed herewith.
99.2	Consolidated Financial Statements of RMX Resources, LLC
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Royale Energy, Inc.

Date: March 30, 2020	/s/ Johnny Jordan
Johnny Jordan
Chief Executive Officer

Date: March 30, 2020	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Chief Financial Officer, Secretary and Principle Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2020	/s/ Mel G. Riggs
Mel G. Riggs
Chairman of the Board of Directors
Date: March 30, 2020	/s/ Jonathan Gregory
Jonathan Gregory
Vice-Chair of the Board of Directors
Date: March 30, 2020	/s/ Thomas M. Gladney
Thomas M. Gladney
Director
Date: March 30, 2020	/s/ Karen Kerns
Karen Kerns
Director
Date: March 30, 2020	/s/ Robert Vogel
Robert Vogel
Director

ROYALE ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Royale Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Royale Energy, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic No. 842.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Diego, California

March 30, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of Royale Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Royale Energy, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, based on our audit and the report of the other auditor, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements, based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB), and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audit also included evaluating the accounting principles used, and significant estimates made, by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

SingerLewak LLP

We have served as the Company's auditor since 2014.

Denver, Colorado

April 15, 2019

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2019	2018

ASSETS
Current Assets:
Cash and Cash equivalents	$1,031,014	$1,853,742
Restricted Cash	2,845,515	4,501,300
Other Receivables, net	1,189,892	1,411,144
Revenue Receivables	589,151	316,974
Prepaid Expenses and Other Current Assets	376,587	174,852
Prepaid Drilling to RMX Resources, LLC	2,680,155	-
Total Current Assets	8,712,314	8,258,012

Investment in Joint Venture	6,185,995	6,583,931
Other Assets	708,554	509,955
Right of Use Asset - Operating Leases	392,774	-
Oil and Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	4,590,990	6,407,490

Total Assets	$20,590,627	$21,759,388

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$6,031,034	$4,895,533
Royalties Payable	623,405	1,676,865
Notes Payable	55,573	390,839
Due RMX Resources, LLC	32,367	552,645
Accrued Liabilities	-	1,254,204
Operating Leases - Current	162,272	-
Deferred Drilling Obligations	5,232,675	6,213,283

Total Current Liabilities	12,137,326	14,983,369

Noncurrent Liabilities:
Asset Retirement Obligation	3,632,423	2,366,455
Operating Leases - Non-current	231,071	-
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Accrued Liabilities - Non-current	1,306,605	1,306,605

Total Liabilities	18,923,630	20,272,634

Stockholders’ Equity:
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized, 2,145,332 and 2,012,400 shares issued / outstanding at December 31, 2019 and 2018, respectively	21,453,338	20,718,613

Common Stock, .001 Par Value, 280,000,000 Shares Authorized 51,854,136 and 49,421,387 shares issued / outstanding at December 31, 2019 and 2018, respectively	51,854	49,421

Additional Paid in Capital	53,549,543	53,023,350

Accumulated Deficit	(73,387,738)	(72,304,630)

Total Stockholder’s Equity	1,666,997	1,486,754

Total Liabilities and Stockholders’ Equity	$20,590,627	$21,759,388

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018,

	2019	2018
Revenues:
Sale of Oil and Gas	$2,329,275	$1,599,362
Supervisory Fees and Other	637,908	1,683,679
Total Revenues	2,967,183	3,283,041

Costs and Expenses:
Lease Operating	1,764,538	1,613,368
Impairment	977,682	1,183,515
Geological and Geophysical Expense	264,219	-
Well Equipment Write Down	28,343	9,790
Depreciation, Depletion and Amortization	468,143	722,935
Bad Debt Expense	60,512	648,518
General and Administrative	1,991,819	3,136,009
Legal and Accounting	751,935	1,391,037
Marketing	414,971	340,641
Total Costs and Expenses	6,722,162	9,045,813

Gain on Turnkey Drilling Programs	2,909,908	2,558,716

Loss from Operations	(845,071)	(3,204,056)

Other Income (Expense):
Interest Expense	(20,559)	(177,171)
Gain (Loss) on Investment in Joint Venture	(397,936)	333,931
Gain on Settlement of Payables	897,708	287,134
Other Gain	172,523	-
Loss on Hedging Activities	-	(105,130)
Loss on Issuance of Stock Warrants	-	(1,439,990)
Loss on Sale of Assets	(155,048)	(19,199,045)
Loss Before Income Tax Expense	(348,383)	(23,504,327)
Provision for Income Taxes	-	-
Net Loss	(348,383)	(23,504,327)

Basic Loss Per Share	(0.02)	(0.55)

Diluted Loss Per Share	(0.02)	(0.55)

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Preferred Stock Series B
	Number Shares Issued and Outstanding	Amount	Number Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
Balance, December 31, 2017	21,850,185	$40,561,882	-	$-	$703,567	$(48,205,690)	$(6,940,241)
Matrix Merger	25,800,186	(40,165,982)	2,012,400	20,124,000	50,407,050	-	30,365,068
Stock issued for conversion of notes payable pursuant to merger agreement	750,000	(347,500)	-	-	-	-	(347,500)
Stock issued in lieu of Compensation	1,021,016	1,021	-	-	407,779	-	408,800
Warrants Issued to CIC with Sale of Assets to RMX	-	-	-	-	1,440,000	-	1,440,000
Executive’s Stock Option Grant	-	-	-	-	64,954	-	64,954
Preferred Series B 3.5% Dividend	-	-	59,461	594,613	-	(594,613)	-
Net (Loss)	-	-	-	-	-	(23,504,327)	(23,504,327)
Balance, December 31, 2018	49,421,387	$49,421	2,071,861	$20,718,613	$53,023,350	$(72,304,630)	1,486,754
Stock issued in lieu of Compensation	2,432,749	2,433	-	-	526,193	-	528,626
Preferred Series B 3.5% Dividend	-	-	73,473	734,725	-	(734,725)	-
Net (Loss)	-	-	-	-	-	(348,383)	(348,383)
Balance, December 31, 2019	51,854,136	$51,854	2,145,334	$21,453,338	$53,549,543	$(73,387,738)	1,666,997

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(348,383)	$(23,504,327)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation, Depletion, and Amortization	468,143	722,935
Impairment	977,682	1,183,515
Loss on Sale of Assets	155,048	19,199,045
Gain on Turnkey Drilling Programs	(2,909,908)	(2,558,716)
Gain on Settlement of Accounts Payable	(897,708)	(287,134)
Loss (Gain) on Investment in Joint Venture	397,936	(333,931)
Bad Debt Expense	60,512	648,518
Geological & Geophysical Costs	264,219	-
Gain on Other	(172,523)	-
Stock-Based Compensation	528,626	64,954
Loss on Issuance of Stock Warrants	-	1,439,990
Well Equipment and Other Assets Write Down	28,343	9,790
Loan Fee Amortization	-	144,186
Change in Fair Value of Derivative Investments	-	105,130
(Increase) Decrease in:
Other & Revenue Receivables	84,372	(858,096)
Prepaid Expenses and Other Assets	(2,535,103)	(26,464)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	960,638	286,109
Royalties Payable	(9,386)	301,222
Due to Affiliate	(302,628)	547,030
Other Long-Term Liabilities	-	50,415
Net Cash Used by Operating Activities	(3,250,120)	(2,865,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Oil and Gas Properties	(9,487,884)	(3,221,099)
Proceeds from Turnkey Drilling Programs	10,981,159	6,450,000
Proceeds from Sale of Assets	-	4,406,138
Cash Acquired in Merger	-	548,805
Net Cash Provided by (Used In) Investing Activities	1,493,275	8,183,844

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of Liabilities from Cash Advances from Investors	-	(1,900,000)
Principal Payments on Long-Term Debt	(535,656)	(401,666)
Seismic Financing Agreement Payments	(186,012)	-
Net Cash Provided by Financing Activities	(721,668)	(2,301,666)

Net Increase (Decrease) in Cash	(2,478,513)	3,016,349

Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	6,355,042	3,338,693

Cash, Cash Equivalents, and Restricted Cash at End of Year	$3,876,529	$6,355,042
Cash Paid for Interest	$20,559	$172,171

Cash Paid for Taxes	$19,374	$4,800

Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Asset Retirement Obligation Addition	$-	$362,192
Issuance of Common Stock for Accrued Compensation Expense	$-	$408,800
Warrants Issued with Sale of Assets	$-	$1,440,000
Series B Paid-In-Kind Dividends	$734,725	$594,613
Conversion of Convertible Notes to Common Stock	$-	$347,500
Notes paid with proceeds from sale of Assets	$-	$11,616,885
Contributions to J.V.	$-	$6,250,000

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Royale Energy, Inc. (in these notes sometimes called “Royale Energy,” “Royale,” or the “Company”) is presented to assist in understanding Royale Energy’s financial statements.  See Note 2 – Merger With Matrix Oil Management Corporation And Formation Of RMX below.

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

Description of Business

Royale Energy is an independent oil and gas producer which also has operations in the area of turnkey drilling.  Royale Energy owns wells and leases in major geological basins located primarily in California, Texas, Oklahoma, Colorado, and Utah. Royale Energy offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling projects which do not include the use of debt financing.

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

Estimated quantities of crude oil and condensate, NGLs and natural gas reserves is a significant estimate that requires judgment. All of the reserve data included in this Form 10-K are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and condensate, NGLs and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and condensate, NGLs and natural gas reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil and condensate, NGLs and natural gas that are ultimately recovered. See Note 17 - Supplemental Information About Oil And Gas Producing Activities (Unaudited) for further detail.

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

The Company’s 2019 consolidated financial statements reflect a working capital deficiency of $3,425,012 and a net loss from operations of $845,071. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans to alleviate the going concern by cost control measures that include the reduction of overhead costs and the sale of non-strategic assets.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, attempt to extend note repayments, and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Restricted Cash

Royale sponsors turnkey drilling arrangements in proved and unproved properties. The contracts require that participants pay Royale the full contract price upon execution of the drilling agreement. Each participant earns an undivided interest in the well bore at the completion of the well. A portion of the funds received in advance of the drilling of a well from a working interest participant are held for the expressed purpose of drilling a well. If something changes, the Company may designate these funds for a substitute well. Under certain conditions, a portion of these funds may be required to be returned to a participant. Once the well is drilled, the funds are used to satisfy the drilling cost. Royale classifies these funds prior to commencement of drilling as restricted cash based on guidance codified as under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 230-10-50-8. In the event that progress payments are made from these funds, they are recorded as Prepaid Expenses and Other Current Assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows.

	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$1,031,014	$1,853,742
Restricted cash	2,845,515	4,501,300
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	3,876,529	6,355,042

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

The earnings from RMX reflected in these financial statements as Investment in JV, reflect our share of net earnings or losses directly attributable to this equity method investment. We evaluated our investment in RMX as of December 31, 2019, and determined that any losses were not other than temporary.

Revenue Recognition

On January 1, 2018, we adopted the new ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method.

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

	Year Ended December 31,
	2019	2018
Oil & Condensate Sales	$1,504,936	$1,211,818
Natural Gas Sales	824,339	385,803
NGL Sales	-	1,741
	$2,329,275	$1,599,362

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

We often serve as the operator for jointly owned oil and gas properties. As part of this role, we perform activities to explore, develop and produce oil and gas properties in accordance with the joint operating arrangement and collective decisions of the joint parties. Other working interest owners reimburse us for costs incurred based on our agreements. We determined that these activities are not performed as part of customer relationships, and such reimbursements are recorded as cost reimbursements.

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

Supervisory Fees and Other

These amounts include proceeds from the Master Service Agreement (“MSA”) with RMX for the providing of land, engineering, accounting and support services for the RMX joint venture. Revenues earned under the MSA were recorded at the end of each month that services were performed, in conformity with the Agreement. The service fee income was deemed earned at the end of each month that services were performed as prescribed by the contract. During 2018, we recognized $1,620,000 or 49.3% of our total revenues from these services. Royale had a single supervisory fee customer, that being RMX, which represented 100% of the Supervisory Fee income. On December 31, 2018, Royale received notice of cancelation of the MSA by RMX effective March 31, 2019. For the year ended 2019, the Company recognized $540,000 in supervisory fees from RMX. Also included in the caption are Pipeline and Compressor fees which are received and allocated based on production volumes.

Oil and Gas Property and Equipment

Successful efforts

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

Production Cost

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

Depreciation, Depletion and Amortization

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

The project drilling phase commences with the development of the detailed engineering design and ends when the assets are ready for their intended use.  Interest costs, to the extent they are incurred to finance expenditures during the construction phase, are included in property, plant and equipment and are depreciated over the service life of the related assets.

Impairment

We evaluate our oil and gas producing properties, including capitalized costs of exploratory wells and development costs, for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Oil and gas producing properties are reviewed for impairment on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure or contractual terms that cause economic interdependency amongst separate, discrete fields. Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future net cash flows or, if available, comparable market value. We evaluate our unproved property investment and record impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, this amount is reported in exploration expenses in our consolidated statements of income. During 2019 and 2018, impairment losses of $977,682 and $1,183,515, respectively, were recorded on various capitalized base and land costs as well as certain fields acquired through the merger with the matrix entities.

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

Turnkey Drilling

Royale Energy sponsors turnkey drilling agreement arrangements in proved and unproved properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as Deferred Drilling Obligations, and then reduced as costs to complete its obligations are incurred with any excess booked against its property account to reduce any basis in its own interest.  Gains on Turnkey Drilling Programs represent funds received from turnkey drilling participants in excess of all costs Royale incurs during the drilling programs (e.g., lease acquisition, exploration and development costs), including costs incurred on behalf of participants and costs incurred for its own account; and are recognized only upon making this determination after Royale’s obligations have been fulfilled.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At December 31, 2019 and 2018, Royale Energy had Deferred Drilling Obligations of $5,232,675 and $6,213,283, respectively.

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

Other Receivables

Our other receivables consist of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At December 31, 2019 and 2018, the Company established an allowance for uncollectable accounts of $1,791,162 and $2,296,384, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue. During 2019, the Company closed a number of accounts as uncollectable, offsetting the allowance in the amount of $519,333.

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

Income (Loss) Per Share

Basic and diluted losses per share are calculated as follows:

	Year Ended December 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net Loss	$(348,383)	$(348,383)	$(23,504,327)	$(23,504,327)
Less: Preferred Stock Dividend	734,725	734,725	594,613	594,613
Less: Preferred Stock Dividend in Arrears	-	-	-	-
Net Loss Attributable to Common Shareholders	(1,083,108)	(1,083,108)	(24,098,940)	(24,098,940)
Weighted average common shares outstanding	50,871,447	50,871,447	44,174,209	44,174,209
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	50,871,447	50,871,447	44,174,209	44,174,209
Per share:
Net Loss	$(0.02)	$(0.02)	$(0.55)	$(0.55)

For the years ended December 31, 2019 and 2018, Royale Energy had dilutive securities of 23,947,519 and 24,049,443, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

Stock Based Compensation

Royale has a stock-based employee compensation plan, which is more fully described in Note 11 - Stock Compensation Plan. The Company has adopted ASC 718 for share-based payments. This topic requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It further establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee stock ownership plans. Shares issued in connection with a business combination as part of the consideration transferred in exchange for the acquiree are treated within the scope of ASC 805.

Income Taxes

Royale utilizes the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with the Income Taxes Topic of the ASC740. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Under the Topic, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported net amounts.

Fair Value Measurements

According to Fair Value Measurements and Disclosures Topic of the ASC, assets and liabilities that are measured at fair value on a recurring and nonrecurring basis in period subsequent to initial recognition, the reporting entity shall disclose information that enable users of its financial statements to assess the inputs used to develop those measurements and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period.

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

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions

At December 31, 2019 and 2018, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 – Oil and Gas Properties, Equipment and Fixtures for further discussion of the Company’s asset retirement obligations.

Accounts Payable and Accrued Expenses

At December 31, 2019 and 2018, the components of accounts payable and accrued expenses consisted of:

	2019	2018
Trade Payables including accruals	3,107,012	2,589,518
Direct working interest investors related accruals	1,811,649	1,223,588
Current drilling efforts accrued expenses	508,246	413,701
Accrued Liabilities	393,245	391,641
Employee related accruals	195,998	232,010
Deferred rent	14,884	32,752
Federal and State income taxes payable	-	12,323
	6,031,034	4,895,533

Accrued– Non-current

At December 31, 2019, the Company had non-current accrued liabilities of $1,306,605 and accrued unpaid guaranteed payment of $1,616,205, due to certain Matrix principals, from periods prior to the Merger. See NOTE 2 – Merger with Matrix Oil Management Corporation and Formation of RMX.

Note Settlements

On August 2, 2017, one year from the date of issuance, two notes totaling $1,580,000 matured, with a default rate of 25%.  In the first quarter 2018, the $300,000 note was converted into 750,000 shares of Royale common stock, and Royale agreed to a cash settlement with the holder of the $1,280,000 note for $1,900,000.

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

Accounting Standards

Recently Adopted

ASU 2017-12, Derivatives and hedging – Targeted Improvement to Accounting for Hedging Activities

In August 2017, the FASB issued an ASU to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirements to separately measure and report hedge ineffectiveness and eases certain hedge effectiveness assessment requirements. The guidance was effective beginning in 2019. Adoption of this standard did not have a material impact on our consolidated financial statements.

ASU 2016-02 and 2018-11, Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. As a public company, the new standard is effective for us on January 1, 2019. A modified retrospective transition approach is the implementation methodology we have selected; applying the new standard to all leases existing at the date of initial application, in this case January 1, 2019. Consequently, financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients for the transition. We have elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We have elected all of the new standard’s available transition practical expedients.

The standard did not materially impact our consolidated results of operations, earnings per share, and had no impact on cash flows. The most significant effects relate to: (1) the recognition of new ROU assets in long-term assets on the balance sheet; (2) lease liabilities, both short-term and long-term, on our balance sheet; and, (3) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities as a result of the adoption of this new pronouncement. See Note 9- Operating Leases

NOTE 2 – MERGER WITH MATRIX OIL MANAGEMENT CORPORATION AND FORMATION OF RMX

Merger

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

The Merger had been previously approved by the respective holders of all outstanding capital stock of REF, Matrix, Royale Energy, Matrix Merger Sub and Royale Merger Sub on November 16, 2017, as previously reported in our Current Report on Form 8-K dated November 16, 2017.  The Merger and related transactions are described in more detail in our Form 8-K dated March 7, 2018 (SEC File No. 000-55912).

As a result of the Merger, REF became a wholly owned subsidiary of Royale Energy, and each outstanding share of common stock of REF at the time of the Merger was converted into one share of common stock of Royale Energy.  The common stock of Royale Energy is traded on the Over-The-Counter QB (OTCQB) Market System (symbol ROYL).

Under ASC 805, Business Combinations, which among other things requires the assets acquired and liabilities assumed to be measured and recorded at their fair values as of the acquisition date, the Company was determined to be the acquirer and as such, the acquisition was accounted for as a business combination.

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

In accordance with ASC 805, the following unaudited supplemental pro forma condensed results of operations present combined information as though the business combination had been completed as of January 1, 2018. The unaudited supplemental pro forma financial information was derived from the historical revenues and direct operating expenses of Royale Energy, Inc. and Matrix Oil Management Corporation and its affiliates. These unaudited supplemental pro forma results of operations for the consolidated companies as of December 31, 2018, are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the consolidated company for the periods presented or that may be achieved by the consolidated company in the future.

	Year ended December 31, 2018
	Royale Energy, Inc.	Matrix Oil Management Corp	Consolidated

Revenue	$723,172	$1,199,684	$1,922,856
Net Loss	$(1,633,713)	$(149,936)	$(1,783,649)
Net Loss available to common shareholders	$(1,633,713)	$(149,936)	$(1,783,649)
Pro forma Loss per common share Basic and diluted	$(0.04)	$(0.00)	$(0.04)

Amounts previously estimated have changed during the measurement period. The changes in estimates included an increase of $2,581,641 million of oil and gas properties and a decrease of $2,581,641 million in accounts receivable and other current assets. We recorded measurement-period adjustments in the fourth quarter of 2018. Depletion expense increased by an immaterial amount as a result of these measurement-period adjustments and all amounts referenced below are inclusive of these measurement period adjustments. As of December 31, 2018, the purchase accounting for the Matrix acquisition was complete.

	Original	Adjustment	Revised
Cash	$548,805	$-	$548,805
Current Assets	$3,655,173	$(2,581,641)	$1,073,532
Oil and gas properties	$48,632,870	$2,581,641	$51,214,512

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

The RMX joint venture has a senior revolving loan facility with Washington Federal Bank. The borrowing base of the facility is $25.0 million with $19,403,800 drawn at December 31, 2019.

RMX MSA

As part of the joint venture, RMX entered into a Master Service Agreement (“MSA”) calling for Royale Energy to provide land, engineering and support services for the joint venture.  For these services, Royale received $180,000 per month for the first year.  These amounts are included in Supervisory Fees, Service Agreement and Other as more fully described in Note 1.

On December 31, 2018, Royale was formally notified of RMX’s intent to terminate the MSA as of March 31, 2019. The Termination Notice called for Royale to continue to provide accounting and other services through March 31, 2019.

Post-Closing

On March 11, 2019, Royale entered into a Settlement Agreement with RMX Resources to resolve differences resulting from the calculation of certain post-closing amounts as called for under Section 7.3 of the Subscription and Contribution Agreement. In settlement of these differences, Royale has agreed to assign its remaining interests in the Bellevue Field, located in Kern County and the W. Whittier Field located in Los Angeles County, California to RMX. These fields accounted for 5.145 and 140.647 Mboe in reserves and were valued at $67,671 and $2.4 million, respectively using SEC pricing and discounted at 10 percent at December 31, 2018.

Royale will continue to be responsible for the liability for the payment of all royalties and suspended funds incurred prior to March 1, 2018. Also as part of this Settlement Agreement, RMX will offer Royale the right, but not the obligation to participate in a portion of the working interest, in a number of wells to be drilled in the Sansinena, Sempra, Whittier and/or East LA properties in Los Angeles County, California.. The minimum number of wells to be offered to Royale in each year is 2 net wells as determined by an agreed upon methodology. The Agreement also calls for certain credits toward future drilling costs of the offered wells. The Company recorded a loss of $1,237,126 on the settlement, recorded in Loss on Sale of Assets in the Statement of Operations.

In conjunction with the merger between the Matrix entities and Royale, there were $1,254,204 of assets included on the books of Matrix for which documentary support could not be identified. At December 31, 2018 the Company concluded that these amounts were a contingent liability and recorded them in Current - Accrued Liabilities. On October 11, 2019, the Company received documentary support enabling management to conclude that the liability was no longer probable and should be derecognized. The Company recorded a gain of $1,254,204 on extinguishment, recorded in Loss on Sale of Assets in the Statement of Operations.

Listed below is summarized information the Company’s investment in RMX:

	Twelve Months Ended December 31, 2019	March 27, 2018 (Inception) through December 31, 2018
	RMX Resources, LLC	RMX Resources, LLC
Balance Sheet:
Total Assets	$72,401,841	$71,758,262
Total Liabilities	$41,573,426	$38,838,608
Members Equity	$30,828,415	$32,919,654
Results of Operations:
Net operating revenue	$16,392,305	$8,773,661
Loss from operations	$1,456,290	$(181,464)
Net income	$(2,091,239)	$1,669,654

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of:

	Year ended December 31,
	2019	2018
Oil and Gas
Producing properties, including intangible drilling costs	$7,792,156	$9,340,779
Undeveloped properties	46,990	25,582
Lease and well equipment	3,304,565	3,350,893
	11,143,711	12,717,254
Accumulated depletion, depreciation and amortization	(6,559,182)	(6,402,657)
Net capitalized costs Total	$4,584,529	$6,314,597

Commercial and Other	2019	2018
Real estate, including furniture and fixtures	$-	$83,405
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,095,149
	1,137,489	1,218,615
Accumulated depreciation	(1,131,028)	(1,125,722)
	6,461	92,893
Net capitalized costs Total	$4,590,990	$6,407,490

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed at December 31:

	Year ended December 31,
	2019	2018
Acquisition - Proved	$-	$-
Acquisition - Unproved	-	-
Development	9,680,298	3,838,998
Exploration	-	-

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB ASC requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2019 and 2018. We did not charge any previously capitalized exploratory well costs to expense upon adoption of Topic.  Undeveloped properties are not subject to depletion, depreciation or amortization.

Year ended December 31,
	2019	2018
Beginning balance at January 1	-	-

Additions to capitalized exploratory well costs pending the determination of proved reserves	-	-

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	-	-

Ending balance at December 31	-	-

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) are as follows:

	Year Ended December 31,
	2019	2018
Oil and gas sales	$2,329,275	$1,599,362
Production related costs (Lease Operating)	(1,764,538)	(1,613,368)
Impairment	(977,682)	(1,183,515)
Depreciation, depletion and amortization	(468,143)	(722,935)

Results of operations from producing and exploration activities	$(881,088)	$(1,920,456)
Income Taxes (Benefit)	-	-

Net Results	$(881,088)	$(1,920,456)

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Asset Retirement and Environmental Obligations Topic of the ASC requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  The ARO is recorded at the estimated fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. Accretion expense is included as part of Depreciation, Depletion and Amortization in the Consolidated Statement of Operations The fair value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  The provisions of this Topic apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, development, and operation of a long-lived asset. During the year ended December 31, 2019, the Company recorded $922,698 in increased costs related to estimates for abandonment of its’ share of certain California oil properties. These estimates relate to properties likely to be abandoned in the current period. As a result, the Company has recorded them as impairment expense at year end 2019.

	2019	2018
Asset retirement obligation
Beginning of the year	$2,366,456	$1,000,908
Liabilities incurred during the period	210,643	595,583
Settlements	-	(52,636)
Merger Additions	-	1,419,544
Sales	(33,026)	(486,585)
Changes in estimates	922,698	-
Accretion expense	165,651	(110,358)
End of year	$3,632,422	$2,366,456

The Company records accretion expense as part of Depreciation, Depletion and Amortization

NOTE 5 – NOTES PAYABLE

On October 3, 2018, the Company issued a promissory note for a principal amount of $517,585 to Forza Operating, LLC. At an interest rate of 5.5%. Beginning October 3, 2018, principal and interest is due and payable in 12 monthly installments of $44,428. The note was the result of an agreement regarding the plugging and abandonment of the CL&F #1 and the CL&F #1 SWD wells. The Company agreed to include the current joint interest billing balance due to Forza Operating of $233,367 and Royale’s share of future plugging and abandonment costs of $284,218. At December 31, 2019 and 2018, Royale Energy had Notes Payable of $55,573 and $390,839, respectively, as a current liability.

NOTE 6 – INCOME TAXES

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

On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Tax Act”). The Tax Act permanently reduces the U.S. federal corporate tax rate from a maximum 35% to 21%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limits the deduction of interest expense for certain companies. ASC 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin (“SAB”) 118 that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of enactment. For the period ending December 31, 2018, the Company re-measured the applicable deferred tax assets based on the rates at which they are expected to reverse. The gross deferred tax assets and liabilities have been adjusted and a corresponding offset has been recorded to the full valuation allowance against the Company’s net deferred tax assets, which resulted in no net effect to its provision for income taxes and effective tax rate. No other provisional adjustments have been made as a result of the Act.

Significant components of the Company’s deferred assets and liabilities at December 31, 2019 and 2018, respectively, are as follows:

	2019	2018
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$367,149	$367,149
Net Operating Loss	6,489,891	7,121,912
Other	595,990	708,057
Share-Based Compensation	86,510	86,510
Capital Loss / AMT Credit Carry Forward	9,458	9,458
Charitable Contributions Carry Forward	3,890	6,158
Allowance for Doubtful Accounts	466,060	597,519
Oil and Gas Properties and Fixed Assets	5,404,787	5,987,061
Investment in RMX Joint Venture	(1,238,551)	(1,247,847)
Section 481(a) Adjustments	(214,859)	-
	$11,970,325	$13,635,977
Valuation Allowance	(11,970,325)	(13,635,977)
Net Deferred Tax Asset	$-	$-

The Company recorded a full valuation allowance against the net deferred tax assets in 2016.  At the end of 2017, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, Royale and its management concluded it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2019.  The Company will assess the realizability of the deferred tax assets at least yearly and make appropriate updates as needed.  Royale Energy, Inc. and its subsidiaries have available net operating loss carryforwards of $22.9 million generated in tax years ended before January 1,2018, which if not utilized, begin to expire in the year 2024. Royale Energy, Inc. has no net operating loss carryforwards generated after December 31, 2017, which can be carried forward indefinitely.

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2019 and 2018, respectively, to pretax income is as follows:

	2019	2018
Tax (benefit) computed at statutory rate of 21% at December 31, 2019 and 2018, respectively	$(71,680)	$(4,935,909)

Increase (decrease) in taxes resulting from:
Meals & Entertainment	1,583	1,320
Investor Incentive Expense	-	7
Transaction Costs	-	160,927
Loss on Warrants Issued to RMX	-	302,398
Prior-year true-up for Books	1,461,914	2,075,440
Deferred State Taxes, net of federal benefit	214,161	(1,009,601)
Other non-deductible expenses	59,674	(264,359)
Change in valuation allowance	(1,665,652)	3,669,777
Provision (benefit)	-	-

The components of the Company’s tax provision are as follows:

	2019	2018
Current tax provision (benefit) - federal	$-	$-
Current tax provision (benefit) - state	-	-
Deferred tax provision (benefit) - federal	-	-
Deferred tax provision (benefit) - state	-	-
Total provision (benefit)	$-	$-

In January 2007, Royale adopted additional provisions from the Income Taxes Topic of the ASC, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of our implementation of the Topic at the time of adoption and at December 31, 2018, the Company did not recognize a liability for uncertain tax positions.  Currently, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2013 through 2018 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 7 - SERIES B PREFERRED STOCK

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

For 2019 and 2018, the board has authorized the payment of all dividends of Series B Convertible Preferred shares, as Paid-In-Kind shares. During 2019 the Company had issued 73,473 and 59,461 shares for the year ended 2019 and 2018 respectively, representing a value of $734,725 and $594,613 for the same periods. No cash was used to pay dividends on Series B preferred shares in 2019 or 2018.

NOTE 8 - COMMON STOCK

In April 2016, Royale entered in a securities purchase agreement and related agreements with one investor.  Under the terms of the agreement, the investor purchased 622,316 shares of Royale’s common stock at $0.3214 per share, and received warrants to purchase up to 311,158 shares (the “Warrants’) of stock at $0.5356 per share for three (3) years, for a total of $200,000 in gross proceeds.  In July 2016, Royale entered in securities purchase agreements and related agreements with three investors.  Under the terms of the agreement, the investors purchased 2,392,500 shares of Royale’s common stock at $0.40 per share, and received warrants to purchase up to 478,500 shares (the “Warrants’) of stock at $0.80 per share for two (2) years, for a total of $957,000 in gross proceeds. On April 13, 2018, Royale Energy, Inc., and two of Royale’s subsidiaries, Royale Energy Funds, Inc. and Matrix Oil Management Corporation (the “Royale Entities”) completed  the Subscription and Contribution Agreement (“Contribution Agreement”), in which the Royale Entities and CIC RMX LP (“CIC”) entered into the Contribution Agreement and certain other agreements providing that the Royale Entities would contribute certain assets to RMX Resources, LLC (“RMX”), a newly formed Texas limited liability company formed to facilitate the investment from CIC.  As part of the agreement a warrant (“Warrant”) was issued to acquire up to 4,000,000 shares of Royale’s common stock at an exercise price of $.01 per share and registration rights pursuant to a Registration Rights Agreement. As further described in NOTE 2 – Merger with Matrix Oil Management Corporation and Formation of RMX .

During the year 2019, the Company issued shares of its Common Stock in lieu of cash payments for salaries, fees or incentives to various officers and board members, including our CEO.

NOTE 9 - OPERATING LEASES

The Company has elected a modified retrospective transition approach for the implementation methodology of ASC 842, Leases. Consequently, financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.

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

Debit/Credit
Operating Lease – ROU Asset	483,504
Operating Lease Liability – Current	(140,831)
Operating Lease Liability – Long-Term	(342,673)

In July 2019, we entered into a 60 month agreement with MRC for the leasing of two Xerox machines with monthly payments of $1,049. This lease was initially recorded as a financing lease on July 31, 2019 as listed below:

Debit/Credit
Financing Lease - ROU Asset	54,655
Financing Lease Liability - Current	(9,725)
Financing Lease Liability - Long-Term	(44,930)

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

Lease expense for operating as well as finance leases are included in General and Administrative expense and interest expense on the Consolidated Statement of Operations, while the lease expense for those leases that are short-term are included in Oil and Gas Lease Operating Expenses. The amounts are as follows:

Year ended December 31, 2019
Operating lease expense	184,374
Financing lease expense	10,757
Operating – short-term	7,886
Short Term - field	6,000
Total lease expense	209,017

The following tables summarized the operating and financing lease obligations.

Lease Obligations	Operating Lease Obligations	Financing Lease Obligations	Total Lease Obligations
2020	173,809	12,588	186,397
2021	179,630	12,588	192,218
2022	24,408	12,588	36,996
Thereafter	-	19,931	19,931
Total undiscounted lease payments	$377,847	57,695	435,542
Less: Amount representing interest	35,174	7,025	42,199
Total Operating & Financing lease liabilities	$342,673	50,670	393,343
Long-term lease liabilities as of December 31, 2019	$152,314	9,958	162,272
Long-term lease liabilities as of December 31, 2019	$190,359	40,712	231,071

NOTE 10 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

Our Chief Executive, Johnny Jordan, had been an employee of Matrix prior to the Merger. Pursuant to this employment, he had accrued certain unpaid salaries, which were assumed by the Company. At December 31, 2019 Mr. Jordan was owed $22,107 in accrued unpaid guaranteed payments.

Our Chief Financial Officer, Stephen Hosmer has participated individually in 179 wells under the 1989 policy.  During 2019 and 2018, Stephen did not participate in fractional interests.  At December 31, 2019, the Company had a receivable balance of $15,524 due from Stephen Hosmer for normal drilling and lease operating expenses.

Donald Hosmer has participated individually in 179 wells under the 1989 policy. During 2019 and 2018, Donald did not participate in fractional interests. At December 31, 2019, Royale had a receivable balance of $3,441 due from Donald Hosmer for normal drilling and lease operating expenses.

At December 31, 2019, we had a total payable of $32,367 due to RMX Resources, LLC and its subsidiary, Matrix Oil Corporation, related to certain lease operating expenses for wells operated by RMX Resources, LLC. For the same period, the Company also had prepaid expenses and other current assets of $2,680,155 primarily for the drilling of three wells, expected to commence in 2020.

Royale had outstanding accrued unpaid guaranteed payments for unpaid salaries due to certain Matrix employees, for periods prior to the Merger.  At December 31, 2019, the balance due was $1,306,605.

Michael McCaskey and Jeffery Kerns, each former directors of Royale, have consulting agreements to provide services as directed and at the discretion of the Company. Mr. Kerns wife is a director.

NOTE 11 - STOCK COMPENSATION PLAN

On October 10, 2018, the Company entered into an Incentive Stock Option Award Agreement with Stephen M. Hosmer, Chief Financial Officer. Mr. Hosmer was granted 250,000 options to purchase common stock at an exercise price of $0.31 per share. These options were granted for a period of 10 years and will expire after October 10, 2028.  These options become vested exercisable immediately. These options were valued using the Black-Scholes methodology. The Black-Scholes assumptions were as follows: Exercise price per share, $0.31; Current stock price (as of the close on October 10, 2018) $0.34; Risk-free interest rate of 3.22%; Time to maturity of 10 years; and, Stock volatility of 66.48%. The Black-Scholes model, using the values listed above, valued each option at $0.26 making the award of $250,000 options worth $64,954. There were no other stock options issued in 2019 and 2018.

A summary of the status of Royale Energy’s stock option plan as of December 31, 2019 and 2018, and changes during the years ending on those dates is presented below:

	2019		2018
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options
Outstanding and Exercisable at Beginning of Year	250,000	$0.31	-
Granted or Vested	-		250,000	$0.31
Exercised	-		-
Forfeited	-		-

Options Outstanding and Exercisable at Year End	250,000	$0.31	250,000	$0.31

Weighted-average Fair Value of Options Granted During the Year	$-		$64,954

At December 31, 2019, Royale Energy’s stock price, $0.11, was less than the weighted average exercise price, and as such the outstanding and exercisable stock options had no intrinsic value.

All stock options were fully vested at December 31, 2019 and 2018.

During 2019 and 2018, we recognized $0 and $64,954, respectively, in compensation costs for the vested stock options. The Company will incur no future expense related to these options.

NOTE 12 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2019 and 2018, were $30,336 and $35,312 respectively.

NOTE 13 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy’s business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2019 or 2018.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 14 - CONCENTRATIONS

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

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution for our interest bearing accounts in the years ended December 31, 2019 and 2018.   At December 31, 2019 and 2018, cash in banks exceeded the FDIC limits by approximately $3.4 million and $5.7 million, respectively. The Company has not experienced any losses on deposits.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

The Company sponsors turnkey drilling agreement arrangements in proved and unproved properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as Deferred Drilling Obligations. The contracts require the participants pay Royale the full contract price upon execution of the agreement. Royale typically begins the drilling activities within 12 months of funding and reaches total depth between 10 and 30 days after drilling begins.

NOTE 16 - SUBSEQUENT EVENTS

In late 2019 and continuing into 2020, there was a global outbreak of novel coronavirus (COVID-19) that has resulted in changes in global supply and demand of certain mineral and energy products. While the direct and indirect negative impacts that may affect the Company cannot be determined, they could have a prospective material impact to the Company's operations, cash flows and liquidity.

NOTE 17 - SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2019 and 2018, and changes in such quantities during each of the years then ended, were as follows:

Total Proved Reserves
	2019		2018
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Beginning of period	1,146,400	2,986,200	202	2,132,221
Revisions of previous estimates	1,052,086	(890,032)	(79,136)	(401,498)
Production	(27,663)	(292,472)	(20,329)	(135,396)
Extensions, discoveries and improved recovery	22,042	2,516,046	-	25,014
Merger Acquisition	-	-	11,375,784	13,459,933
Purchase of minerals in place	-	-	29,300	116,110
Sales of minerals in place	(21,865)	(12,842)	(10,159,421)	(12,210,184)

Proved reserves end of period	2,171,000	4,306,900	1,146,400	2,986,200

Proved Developed
	2019		2018
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed reserves:

Beginning of period	148,600	1,914,900	202	1,798,697

End of period	232,200	2,790,300	148,600	1,914,900

Proved Undeveloped
	2019		2018
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved undeveloped reserves:

Beginning of period	997,800	1,071,300	-	333,524

End of period	1,938,800	1,516,600	997,800	1,071,300

At December 31, 2019, our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 890,032 MCF of natural gas. This downward revision was mainly the result of a decrease in proved undeveloped natural gas reserves from drilling locations which the Company had contracted.   At December 31, 2019, our previously estimated proved developed and undeveloped oil reserve quantities were revised upward by approximately 1,052,086 BBL of oil. This upward revision was mainly the result an increase in the quantity and quality of undrilled wells, in which the Company has the right to participate.

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

2020	$10,331,900
2021	4,500,000
2022	4,511,800
Thereafter	1,244,100

Total	$20,587,800

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

Changes in standardized measure of discounted future net cash flow from proved reserve quantities

The standardized measure of discounted future net cash flows is presented below for the years ended December 31, 2019 and 2018.

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

	2019	2018
Future cash inflows	143,045,000	87,467,200
Future production costs	(28,967,400)	(22,390,900)
Future development costs	(20,587,800)	(7,256,900)
Future income tax expense	(28,046,940)	(17,345,820)

Future net cash flows	65,442,860	40,473,580

10% annual discount for estimated timing of cash flows	(35,801,989)	(9,827,666)

Standardized measure of discounted future net cash flows	29,640,871	30,645,914

Sales of oil and gas produced, net of production costs	(624,744)	(40,557)

Revisions of previous quantity estimates	14,035,099	(71,162)
Net changes in prices and production costs	(14,331,770)	11,683,159
Sales of minerals in place	(272,507)	(3,061,278)
Purchases of minerals in place	-	287,300
Merger Acquisition	-	29,903,670
Extensions, discoveries and improved recovery	2,157,052	59,191
Accretion of discount	2,900,123	2,670,000

Net change in income tax	(4,868,296)	(12,429,097)

Net increase (decrease)	(1,005,043)	29,001,226

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves.  The following table estimates the costs to develop and produce our proved reserves in the years 2020 through 2022.

Future development cost of:	2020	2021	2022
Proved developed reserves (PDP)	$-	$-	$-
Proved non-producing reserves (PDNP)	126,900	-	11,800
Proved undeveloped reserves (PUD)	10,205,000	4,500,000	4,500,000

Total	$10,331,900	$4,500,000	$4,511,800

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

Historic Development Costs for Proved Reserves

In each year we expend funds to drill and develop some of our proved undeveloped reserves.  We have incurred no cost in any of the past three fiscal years to drill and develop reserves that were classified as proved undeveloped reserves as of December 31 of the immediately preceding year.

RMX Resources, LLC

Royale has a 20% interest in RMX Resources, LLC, as described in Note 2 – Merger With Matrix Oil Management Corporation And Formation Of RMX

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

Total Proved Reserves
	2019		2018
	Net to Royale (20%)		Net to Royale (20%)
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period – (2018 - at formation of RMX)	4,219,140	4,378,060	3,739,820	4,403,654
Revisions of previous estimates	(188,726)	(3,388,497)	-	-
Production	(49,894)	(23,023)	(41,240)	(25,594)
Extensions, discoveries and improved recovery	-	-	-	-
Purchase of minerals in place	-	-	520,560	-
Sales of minerals in place	-	-	-	-

Proved reserves end of period	3,980,520	966,540	4,219,140	4,378,060

Proved Developed
	Net to Royale (20%)		Net to Royale (20%)
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed reserves:
Beginning of period – (2018 at formation of RMX)	993,080	635,180	791,073	660,774

End of period	1,186,080	653,920	993,080	635,180

Proved Undeveloped
	Net to Royale (20%)		Net to Royale (20%)
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved undeveloped reserves:
Beginning of period – (2018 at formation of RMX)	3,226,060	3,742,880	2,917,721	3,742,880

End of period	2,794,440	312,620	3,226,060	3,742,880

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

	2019	2018
	Net to Royale (20%)	Net to Royale (20%)

Future cash inflows	247,894,600	305,586,180
Future production costs	(72,400,860)	(84,222,980)
Future development costs	(22,142,340)	(28,801,620)
Future income tax expense	(46,005,420)	-
Future net cash flows	107,345,980	192,561,580

10% annual discount for estimated timing of cash flows	(61,882,856)	(118,962,940)

Standardized measure of discounted future net cash flows	45,463,124	73,598,640

Sales of oil and gas produced, net of production costs	(1,308,378)	(810,635)
Formation of RMX Joint Venture	-	60,282,536
Net changes in prices and production costs and revisions of previous quantity estimates	(14,702,806)	-
Sales of minerals in place	-	-
Purchases of minerals in place	-	8,673,117
Extensions, discoveries and improved recovery	-	-
Accretion of discount	7,359,864	5,453,622
Net change in income tax	(19,484,196)	-

Net increase (decrease)	(28,135,516)	73,598,640