Form 10-Q
period 2020-03-31
Royale Energy, Inc.
filed 2020-05-19
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020	Commission File No. 000-55912

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At May 12, 2020, a total of 53,161,005 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	779,218	1,031,014
Restricted Cash	1,760,841	2,845,515
Other Receivables, net	1,139,212	1,189,892
Revenue Receivables	263,458	589,151
Prepaid Expenses	205,380	376,587
Prepaid Drilling to RMX Resources, LLC	2,287,118	2,680,155
Total Current Assets	6,435,227	8,712,314

Investment in Joint Venture	7,495,846	6,185,995
Right of Use Assets - Leases	352,513	392,774
Other Assets	708,554	708,554

Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	4,885,280	4,590,990
Total Assets	19,877,420	20,590,627

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	6,006,235	6,031,034
Royalties Payable	623,405	623,405
Notes Payable	141,916	55,573
Due to RMX Resources, LLC	23,087	32,367
Deferred Drilling Obligation	4,025,589	5,232,675
Lease Liability - current	165,442	162,272
Total Current Liabilities	10,985,674	12,137,326

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Lease Liability - long-term	187,937	231,071
Asset Retirement Obligation	3,676,304	3,632,423
Total Liabilities	17,772,725	18,923,630

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized	21,640,538	-

Stockholders' Equity (Deficit):
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized	-	21,453,338
Common Stock, .001 Par Value, 280,000,000 Shares Authorized	52,231	51,854
Additional Paid in Capital	53,602,502	53,549,543
Accumulated Deficit	(73,190,576)	(73,387,738)
Total Stockholders' Equity (Deficit)	(19,535,843)	1,666,997

Total Liabilities, Mezzanine and Stockholders' Equity (Deficit)	19,877,420	20,590,627

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 3 months ended	For the 3 months ended
	March 31, 2020	March 31, 2019
Revenues:
Oil, NGL and Gas Sales	374,485	403,169
Supervisory Fees and Other	9,329	570,107
Total Revenues	383,814	973,276

Costs and Expenses:
Oil and Gas Lease Operating	403,453	355,610
Depreciation, Depletion and Amortization	79,935	52,083
Bad Debt Expense	186,168	1,927
Geological and Geophysical Expense	-	262,586
Legal and Accounting	86,535	277,772
Marketing	34,394	67,131
General and Administrative	521,063	698,163
Total Costs and Expenses	1,311,548	1,715,272

Gain on Turnkey Drilling	37,775	26,469

Loss From Operations	(889,959)	(715,527)
Other Income (Expense):
Interest Expense	(4,030)	(5,707)
Gain on Settlement of Accounts Payable	(31,500)	62,972
Loss on Sale of Assets	-	(1,237,126)
Gain (Loss) on Investment in Joint Venture	1,309,851	(741,795)
Income (Loss) Before Income Tax Expense	384,362	(2,637,183)

Net Income (Loss)	384,362	(2,637,183)

Less: Preferred Stock Dividend	187,200	773,407
Net Income (Loss) available to common stock	197,162	(3,410,590)

Shares used in computing Basic Net Loss per share	52,113,929	50,296,707

Basic and Diluted (Loss) Per Share	$0.00	$(0.07)
Shares used in computing Diluted Net Loss per share	77,262,954	50,296,707
(Loss) Per Share	$0.00	$(0.07)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE three MONTHS ENDED March 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	384,362	(2,637,183)
Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	79,935	52,083
(Gain) Loss on Sale of Assets	-	1,237,126
(Gain) Loss on Turnkey Drilling Programs	(37,775)	(26,469)
(Gain) Loss on Settlement of Accounts Payable	31,500	(62,972)
(Gain) Loss on Investment in Joint Venture	(1,309,851)	741,795
Bad Debt Expense	186,168	1,927
Stock Based Compensation	53,336	240,008
Right of use asset depreciation	2,734	-
(Increase) Decrease in:
Other & Revenue Receivables	190,205	58,876
Prepaid Expenses and Other Assets	564,244	(1,759,107)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	85,617	1,834,741
Due to Affiliate	(9,280)	(311,908)
Net Cash Provided (Used) in Operating Activities	221,195	(631,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(2,674,655)	(2,519,331)
Proceeds from Turnkey Drilling Programs	1,175,000	2,196,522
Net Cash Provided (Used) by Investing Activities	(1,499,655)	(322,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(58,010)	(128,497)
Seismic Financing Agreement	-	217,024
Net Cash Provided (Used) by Financing Activities	(58,010)	88,527

Net Increase (Decrease) in Cash and Cash Equivalents	(1,336,470)	(865,365)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,876,529	6,355,042

Cash, Cash Equivalents, and Restricted Cash at End of Period	2,540,059	5,489,677
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	4,030	5,707
Cash Paid for Taxes	2,850	2,400

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock Series B
	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
December 31, 2019 Balance	51,854,136	$51,854	2,145,334	$21,453,338	$53,549,543	$(73,387,738)	$1,666,997
Stock Issued in lieu of Compensation	377,763	377	-	-	52,959	-	53,336
Preferred Series B 3.5% Dividend	-	-	18,720	187,200	-	(187,200)	-
Net Loss	-	-	-	-	-	384,362	384,362
Reclassify Preferred B to Mezzanine	-	-	(2,164,054)	(21,640,538)	-	-	(21,640,538)
March 31, 2020 Balance	52,231,899	$52,231	-	$-	$53,602,502	$(73,190,576)	$(19,535,843)

	Common Stock		Preferred Stock Series B
	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
December 31, 2018 Balance	49,421,387	$49,421	2,071,861	$20,718,613	$53,023,350	$(72,304,630)	$1,486,754
Stock Issued in lieu of Compensation	989,966	990	-	-	239,018	-	240,008
Preferred Series B 3.5% Dividend	-	-	17,880	178,794	-	(178,794)	-
Implementation of ASC 842 - Lease Accounting	-	-	-	-	-	16,446	16,446
Net Loss	-	-	-	-	-	(2,637,183)	(2,637,183)
March 31, 2019 Balance	50,411,353	$50,411	2,089,741	$20,897,407	$53,262,368	$(75,104,161)	$(893,975)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“statements”) include all adjustments, necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.  The results of operations for the three-month period are not, in management’s opinion, indicative of the results to be expected for a full year of operations.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report as filed on Form 10-K.

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

The Company’s 2020 financial statements reflect a working capital deficiency of $4,550,447 and a net loss from operations of $889,959. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans to alleviate the going concern by cost control measures that include the reduction of overhead costs and the sale of non-strategic assets.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow, which may be more difficult in light of the volatility created during the COVID-19 pandemic. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, attempt to extend note repayments, and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Consolidation

The accompanying financial statements include the accounts of Royale Energy, Inc. (sometimes called the “Company” “we,” “our,” “us,” “Royale Energy,” or “Royale”), Royale Energy Funds, Inc. (“REF”), and Matrix Oil Management Corporation and its subsidiaries.  All entities comprising the financial statements of Royale Energy have fiscal years ending December 31.  All material intercompany accounts and transactions have been eliminated in the financial statements.

Correction of an Immaterial Error in Previously Issued Financial Statements

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2019, the Company concluded that the Statement of Cash Flows for the year ending December 31, 2019 contained an immaterial error related to the classification of payments arising from operating leases as net cash used in financing activities rather than net cash used in operating activities. This immaterial error has been corrected for the comparative period shown by reclassifying $35,207 from cash flows from financing activities to cash flows used in operating activities for the year ending December 31, 2019. This immaterial error did not have any impact on our financial position, net loss or total cash flow for the year ending December 31, 2019.

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

	For the three months ended March 31,
	2020	2019
Oil & Condensate Sales	$240,841	$146,250
Natural Gas Sales	133,645	256,919
Total	$374,485	$403,169

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

The Company frequently sells a portion of the working interest in each well it drills or participates in, to third-party investors and retains a portion of the prospect for its own account.  The Company typically guarantees a cost to drill to the third-party drilling participants and records a loss or gain on the difference between the guaranteed price and the actual cost to drill the well.  When monies are received from third parties for future drilling obligations, the Company records the liability as Deferred Drilling Obligations.  Once the contracted depth for the drilling of the well is reached and a determination as to the commercial viability of the well (typically call “Casing Point Election” or “Logging Point”), the difference in the actual cost to drill and the guaranteed cost is recorded as income or expense depending on whether there was a gain or loss.

Crude Oil and Condensate

For the crude sales agreements, we satisfy our performance obligations and recognize revenue once customers take control of the crude at the designated delivery points, which include pipelines, trucks, or vessels.

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

 The amounts due to midstream entities for gathering and processing services are recognized as shipping and handling cost and included as lease operating expense in our consolidated statement of operations, since we make those payments in exchange for distinct services with the exception of natural gas sold to Pacific Gas & Electric (PG&E) where transportation is netted directly against revenue. Under some of our natural gas processing agreements, we have an option to take the processed natural gas and NGLs in-kind and sell to customers other than the processing company. In those circumstances, our performance obligations are complete after delivering the processed hydrocarbons to the customer at the designated delivery points, which may be the tailgate of the processing plant or an alternative delivery point requested by the customer.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	March 31, 2020	December 31, 2019
Cash and Cash Equivalents	779,218	1,031,014
Restricted Cash	1,760,841	2,845,515
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	2,540,059	3,876,529

Equity Method Investments

Investments in entities over which we have significant influence, but not control, are accounted for using the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by the equity method investees and is reflected in revenue and other income in our condensed consolidated statements of operations. Equity method investments are included as noncurrent assets on the consolidated balance sheet.

Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred as called for under ASC 323. When a loss is deemed to have occurred and is other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in income.

The earnings from RMX reflected in these financial statements as Investment in Joint Venture (JV), reflect our share of net earnings or losses directly attributable to this equity method investment. We evaluated our investment in RMX as of March 31, 2020 and determined that any losses were not other than temporary.

Listed below is the summarized information required under Rule 3-09 of regulation S-X, Article 10 for Royale’s investment in RMX:

	For the period ended
	March 31, 2020	December 31, 2019
	(unaudited)
Balance Sheet:
Total Assets	85,189,907	72,401,841
Total Liabilities	47,812,240	41,573,426
Member Equity	37,377,667	30,828,415

	For the 3 months ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
Results of Operations:
Net Operating revenue	2,933,198	3,639,678
Loss from operations	(243,363)	(377,762)
Net Income (Loss)	6,549,253	(3,708,976)

Other Receivables

Our other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At March 31, 2020 and December 31, 2019, the Company maintained an allowance for uncollectable accounts of $1,868,508 and $1,791,162, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

Fair Value Measurements

According to Fair Value Measurements and Disclosures Topic of the FASB ASC, assets and liabilities that are measured at fair value on a recurring and nonrecurring basis in period subsequent to initial recognition, the reporting entity shall disclose information that enable users of its financial statements to assess the inputs used to develop those measurements and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period.

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

At March 31, 2020 and December 31, 2019, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis. The Company estimates asset retirement obligations (ARO’s) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the ARO’s are based on discounted cash flow projections using numerous estimates, assumptions and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock, (“Preferred”), has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. In the first quarter of 2019, the Board of Directors authorized the issuance of Preferred shares, for the settlement of dividends accumulated through December 31, 2020.  As a result, the Company accrued $187,200 and $178,794 for dividends related to the Preferred shares during the first quarters of 2020 and 2019, respectively. Each quarter, the Company charges retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred. For further information regarding the Preferred see Note 3, below.

Accounting Standards

Recently Adopted

We adopted the following ASUs during 2020, none of which had a material impact to our financial statements or financial statement disclosures:

ASU 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606

This is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Application of this ASU did not have a material impact on our consolidated financial statements.

ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities

Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Application of this ASU has not had a material impact on our consolidated financial statements.

ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-400), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

Effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Application of this ASU has not had a material impact on our consolidated financial statements.

ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for fair value measurement

Effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Application of this ASU has not had a material impact on our financial statements.

NOT YET ADOPTED

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -- Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those years, and must be adopted under a modified retrospective method approach. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's consolidated financial statements.

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$8,105,102	$7,792,156
Undeveloped or unevaluated properties	35,439	46,990
Lease and well equipment	3,346,599	3,304,565
Total Oil & Gas	11,487,140	11,143,711
Accumulated depletion, depreciation & amortization	(6,607,482)	(6,559,182)
Total Oil & Gas Net	4,879,658	4,584,529

Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,097,428
Total Commercial and Other	1,137,489	1,137,489
Accumulated depreciation	(1,131,867)	(1,131,028)
Total Commercial and Other Net	5,622	6,461
Oil & Gas Property and Equipment and Fixtures	4,885,280	4,590,990

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB ASC requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the periods ended March 31, 2020 or in 2019.

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

Impairment analyses are generally based on proved reserves. An asset group would be impaired if the undiscounted cash flows were less than its’ carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the three months ended March 31, 2020 and 2019, no impairment losses were incurred.

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

Royale Energy sponsors turnkey drilling agreement arrangements in unproved properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as Deferred Drilling Obligations, and then reduced as costs to complete its obligations are incurred with any excess booked against its property account to reduce any basis in its own interest.  Gains on Turnkey Drilling Programs represent funds received from turnkey drilling participants in excess of all costs Royale incurs during the drilling programs (e.g., lease acquisition, exploration, and development costs), including costs incurred on behalf of participants and costs incurred for its own account; and are recognized only upon making this determination after Royale’s obligations have been fulfilled.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At March 31, 2020 and December 31, 2019, Royale Energy had Deferred Drilling Obligations of $4,025,589 and $5,232,675, respectively.

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

NOTE 3 - SERIES B PREFERRED STOCK

On March 7, 2018, the Company was notified by the California Secretary of State of the filing and acceptance of agreements of merger by the California Secretary of State, to complete the previously announced merger between the companies (the “Merger”). Pursuant to the terms of the Merger all Class A limited partnership interests of Matrix Investments, LP (“Matrix Investments”) were exchanged for Royale Common stock using conversion ratios according to the relative value of the Class A limited partnership interests, and $20,124,000 of Matrix Investments preferred limited partnership interests were converted into 2,012,400 shares of Series B Convertible Preferred Stock of Royale. The Board of Directors of Royale Energy, prior to the merger, authorized 3,000,000 shares of Series B Convertible Preferred, which carries a liquidation preference and a 3.5% dividend, payable in cash or Paid-In-Kind shares. The Series B Convertible Preferred Stock is convertible at the option of the security holder at the rate of ten shares of common stock for one share of Series B Convertible Preferred Stock. The Series B Preferred Stock has never been registered under the Securities Exchange Act of 1934, and no market exists for the shares. Additionally, the Series B Convertible Preferred shares will automatically convert to common at any time in which the Volume Weighted Average Price (VWAP) of the common stock exceeds $3.50 per share for 20 consecutive trading days, the shares are registered with the SEC and the volume of common shares trades exceeds 200,000 shares per day.

The shareholders of the Series B Convertible Preferred became entitled to vote the number of shares into which they would be entitled to convert, beginning in 2020. In accordance with ASC 480-10-S99-1.02, the Company has determined that the conversion or redemption of these shares are outside the sole control of the Company and that they should be classified in mezzanine or temporary equity as redeemable noncontrolling interest beginning at the reporting period, ended March 31, 2020.

NOTE 4 – NET INCOME (LOSS) PER SHARE

Basic and diluted Net Income (Loss) per share are calculated as follows:

	For the 3 months ended
	March 31, 2020		March 31, 2019
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$384,362	$384,362	$(2,637,183)	$(2,637,183)
Less: Preferred Stock Dividend	187,200	187,200	773,407	773,407
Net Income (Loss) Attributable to Common Shareholders	197,162	197,162	(3,410,590)	(3,410,590)
Weighted average common shares outstanding	52,113,929	52,113,929	50,296,707	50,296,707
Effect of dilutive securities	-	25,149,025	-	-
Weighted average common shares, including Dilutive effect	52,113,929	77,262,954	50,296,707	50,296,707
Per share:
Net Income (Loss)	$0.00	$0.00	$(0.07)	$(0.07)

For the three months ended March 31, 2019, Royale Energy had dilutive securities of 23,980,471.  These securities were not included in the dilutive loss per share, due to their antidilutive nature.

NOTE 5 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  At the end of 2015, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, the Company concluded it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2020.

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at March 31, 2020 and 2019, respectively, to pretax income is as follows:

	For the quarter ended
	March 31, 2020	March 31, 2019

Tax expense (benefit) computed at statutory rate of 21% at March 31, 2020 and 2019, respectively	$82,795	$(553,808)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	224	436
Change in valuation allowance	(83,019)	553,372
Provision (benefit)	$-	$-

NOTE 6 – ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2020, in lieu of cash payments for salaries, Royale issued 377,763 shares of its common stock valued at approximately $53,336 to an executive officer, compared to the issuance of 989,966 shares issued with a value of $240,008 in the same period of 2019.

NOTE 7 – SUBSEQUENT EVENT

On April 22, 2020, the Company entered into a loan (the "PPP Loan") evidenced by a promissory note (the "Promissory Note"), under the Paycheck Protection Program sponsored by the U.S. Small Business Administration ("SBA") through the Bank of Southern California N.A. providing for $207,800 in proceeds, which amount was funded to the Company on April 23, 2020. The PPP Loan was made pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and is administered by the SBA.

The Promissory Note matures April 22, 2022 and provides for 18 monthly payments of principal and interest commencing on November 21, 2020. The interest rate on the PPP Loan is 1.00%. The Promissory Note is unsecured and contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Bank of Southern California N.A., or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. The Promissory Note principal may be forgiven subject to the terms of the Paycheck Protection Program.

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

Results of Operations

In late 2019 and continuing into 2020, there was a global outbreak of novel coronavirus (COVID-19) that has resulted in changes in global supply and demand of certain mineral and energy products. While the direct and indirect negative impacts that may affect the Company cannot be determined, they could have a prospective material impact.  For more information, see Item 3 below.

For the three months ended March 31, 2020, we had a net income of $384,362, when compared to the net loss of $2,637,183 during the three months ended March 31, 2019.  This difference was primarily the result of a gain of $1,309,851 recorded relating to our equity method investment in RMX recorded during the three months ended March 31, 2020 compared to a loss of $741,795 recorded in the three months ended March 31, 2019. In addition, a loss of $1.2M on sale of assets was recorded during the three months ended March 31, 2019, and there was no comparative loss in the current year period. The gain in RMX in the current period was primarily due to their hedging activities.

During the first three months of 2020, revenues from oil and gas production decreased $28,684 or 7.1% to $374,485 from the 2019 three-month revenues of $403,169.  This decrease was mainly due to lower oil and gas prices and lower natural gas production volumes during the period in 2020 compared to 2019.  The net sales volume of oil and condensate for the three months ended March 31, 2020, was approximately 5,031 barrels with an average price of $47.87 per barrel, versus 3,045 barrels with an average price of $48.02 per barrel for the first three months of 2019.  This represents an increase in net sales volume of 1,986 barrels. This increase in production volumes was due to various wells drilled in put into production during 2019. The net sales volume of natural gas for the three months ended March 31, 2020, was approximately 52,453 Mcf with an average price of $2.55 per Mcf, versus 62,467 Mcf with an average price of $4.11 per Mcf for the same period in 2019.  This represents a decrease in net sales volume of 10,114 Mcf or 16.0%.  The decrease in natural gas production volume was due to the natural declines on some of our wells.

Oil and natural gas lease operating expenses increased by $47,843 or 13.5%, to $403,453 for the three months ended March 31, 2020, from $355,610 for the same period in 2019.  These were higher due to the increase in the number of wells operated by the Company during the period in 2020, related to our 2019 drilling.

The aggregate of supervisory fees and other income was $9,329 for three months ended March 31, 2020, a decrease of $560,778 from $570,107 during the same period in 2019.  These decreases were due to the cancellation of the service agreement with RMX Resources as of March 31, 2019.

Depreciation, depletion, and amortization expense increased to $79,935 from $52,083, an increase of $27,852 or 53.5% for the three months ended March 31, 2020, as compared to the same period in 2019. The depletion rate is calculated using production as a percentage of reserves.  The increase in depreciation expense was due to the increase in production and the number of wells and related equipment, as a result of drilling activity.

General and administrative expenses decreased by $177,100 or 25.4% from $698,163 for the three months ended March 31, 2019, to $521,063 for the same period in 2020, due to reductions in employee related costs and outside consulting services, in an effort for the Company to reduce costs. Marketing expense for the three months ended March 31, 2020, decreased $32,737, or 48.8%, to $34,394, compared to $67,131 for the same period in 2019.  Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $86,535 for the three month period in 2020, compared to $277,772 for the same period in 2019, a $191,237 or 68.9% decrease. These decreases were primarily due to accounting fees related to the Matrix post-merger reporting incurred during the period in 2019.

During the first quarter in 2020, we recorded a loss on settlement of $31,500 related to a 2018 seismic sales agreement. During the three-month period in 2019, we recorded geological and geophysical expense of $262,586 related mainly to the acquisition of a seismic survey of a Northern California field, during the same period in 2020, we had no geological and geophysical expenses. During the three months ended March 31, 2020 and 2019, we recorded a gain of $1,309,851 and a loss of $741,795 , respectively on investment in joint venture as our 20% share of RMX Resources, LLC’s period net income of $6,549,253 and net loss of $3,708,976.  During the three months ended March 31, 2019, we recorded gains of $62,972 on the settlement of accounts payable.

During the first three months of 2020, we disposed of $2,382,086 of drilling obligations upon completing the drilling of two wells, one oil well in Southern California and one oil well in Texas, while incurring expenses of $2,344,311, resulting in a gain of $37,775.  At March 31, 2020, Royale Energy had a remaining Deferred Drilling Obligation of $4,025,589. During the same period in 2019, we disposed of $2,627,520 of drilling obligations upon completing the drilling of two natural gas wells in Northern California, while incurring expenses of $2,601,051, resulting in a gain of $26,469.  At March 31, 2019, Royale Energy had a Deferred Drilling Obligation of $5,782,285.

Bad debt expense for the period ended March 31, 2020 and 2019, were $186,168 and $1,927, respectively.  Approximately $80,000 of the expenses in 2020 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our period end oil and natural gas reserve values.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue. During the period in 2020, approximately $106,000 was related to revenue receivable from an industry partner whose collectability was in doubt.

Interest expense decreased to $4,030 for the three months ended March 31, 2020, from $5,707 for the same period in 2019, a $1,677 decrease.  This decrease was mainly due to lower principal balances on notes payable.

Capital Resources and Liquidity

At March 31, 2020, we had current assets totaling $6,435,227 and current liabilities totaling $10,985,674, a $4,550,447 working capital deficit.  We had $779,218 in cash and $1,760,841 in restricted cash at March 31, 2020, compared to $1,031,014 in cash and $2,845,515 in restricted cash at December 31, 2019.

In accordance with ASC 480-10-S99, the Company reclassified the Series B Convertible Preferred Stock from Permanent Equity to Mezzanine capital as a result of the change in voting rights provided at the time it of issuance. For more information, see Note 3 – Series B Convertible Preferred Stock.

At March 31, 2020, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $1,139,212, compared to $1,189,892 at December 31, 2019, a $50,680 decrease.  This decrease was mainly due to the increase in allowance for doubtful accounts during the period in 2020.  At March 31, 2020, revenue receivable was $263,458, an decrease of $325,693, compared to $589,151 at December 31, 2019, due to lower commodity prices and lower natural gas production volumes on existing wells.  At March 31, 2020, our accounts payable and accrued expenses totaled $6,006,235, a decrease of $24,799 from the accounts payable at December 31, 2019 of $6,031,034, which was related to payments made on account during the period in 2020.

The Company has had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $4,550,447 and an accumulated deficit of $73,190,576. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil & gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If the Company is unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on the Company’s business, results of operations, financial position and liquidity. Additionally, management has, and plans to continue, to increase revenue and reduce overhead and Lease Operating Expense (LOE) costs.

Operating Activities.  Net cash provided by operating activities totaled $298,442 and compared to $595,876 used for the three months ended March 31, 2020 and 2019, respectively.  This increase in cash used was mainly due to a loss on the sale of assets during the period in 2019.

Investing Activities.  Net cash used by investing activities totaled $1,499,655 and $322,789 for the three months ended March 31, 2020 and 2019, respectively. During the period in 2020, we received approximately $1.2 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $2.3 million in the drilling of one Southern California oil well and one Texas oil well along with an additional approximately $300,000 in completion costs related to wells drilled in 2019. During the 2019 period, we received approximately $2.2 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $2.5 million in the drilling of two Northern California natural gas wells.

Financing Activities.  Net cash used by financing activities totaled $135,257 and compared to net cash of $53,320 provided for the three months ended March 31, 2020 and 2019, respectively. During the period in 2020, there were principal payments of approximately $95,000 on our notes payable and payments of approximately $40,000 on our leasing obligations. During the period in 2019, a financing agreement for a seismic survey was recognized when the terms were finalized, on which there were principal payments of approximately $25,000.  Additionally, in 2019, there were principal payments of approximately $128,000 on our note with Forza Operating and payments of approximately $35,000 on our leasing obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In late 2019 and continuing into 2020, there was a global outbreak of novel coronavirus (COVID-19) that has resulted in changes in global supply and demand of certain mineral and energy products. While the direct and indirect negative impacts that may affect the Company cannot be determined, they could have a prospective material impact to the Company's operations, cash flows, and liquidity, primarily related to the decline in product price, in part, as a result of a decline in demand related to “shelter-in-place” orders by various governmental bodies.

Our major market risk exposure relates to pricing of oil and gas production, which during the period in 2020 resulted in historically low prices due to stay at home orders.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years and have become even more unpredictable in the current period. We expect that volatility to continue.  Our monthly average oil and condensate prices ranged from a high of $60.99 per barrel to a low of $29.93 per barrel and our monthly average natural gas prices ranged from a high of $2.93 per Mcf to a low of $2.31 per Mcf for the first three months of 2020.

Item 4. Controls and Procedures

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the review by the CFO and CEO, the material weakness was identified as listed below.

●

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

There were no changes in our internal controls during the period ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: May 19, 2020	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: May 19, 2020	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer