Form 10-Q
period 2020-06-30
Royale Energy, Inc.
filed 2020-08-14
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020	Commission File No. 000-55912

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At August 3, 2020, a total of 53,700,191 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$309,835	$1,031,014
Restricted Cash	1,281,250	2,845,515
Other Receivables, net	1,215,706	1,189,892
Revenue Receivables	304,111	589,151
Prepaid Expenses	176,485	376,587
Prepaid Drilling to RMX Resources, LLC	798,072	2,680,155
Total Current Assets	4,085,459	8,712,314

Investment in Joint Venture	7,019,520	6,185,995
Right of Use Assets - Leases	311,151	392,774
Other Assets	708,554	708,554

Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	5,516,185	4,590,990
Total Assets	$17,640,869	$20,590,627

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$5,273,092	$6,031,034
Royalties Payable	623,405	623,405
Notes Payable	330,923	55,573
Due to RMX Resources, LLC	23,087	32,367
Deferred Drilling Obligation	2,531,094	5,232,675
Lease Liability - current	170,191	162,272
Total Current Liabilities	8,951,792	12,137,326

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Lease Liability - long-term	142,087	231,071
Asset Retirement Obligation	3,715,655	3,632,423
Total Liabilities	15,732,344	18,923,630

MEZZANINE EQUITY:
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized	21,829,372	-

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized	-	21,453,338
Common Stock, .001 Par Value, 280,000,000 Shares Authorized	53,244	51,854
Additional Paid in Capital	53,717,703	53,549,543
Accumulated Deficit	(73,691,794)	(73,387,738)
Total Stockholders' Equity (Deficit)	(19,920,847)	1,666,997

Total Liabilities, Mezzanine Equity and Stockholders' Equity (Deficit)	$17,640,869	$20,590,627

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 3 months ended	For the 3 months ended	For the 6 months ended	For the 6 months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Oil, NGL and Gas Sales	$211,514	$406,225	$585,999	$809,394
Supervisory Fees and Other	11,627	15,903	20,956	586,010
Total Revenues	223,141	422,128	606,955	1,395,404

Costs and Expenses:
Oil and Gas Lease Operating	375,305	364,548	778,758	720,158
Depreciation, Depletion and Amortization	75,690	72,774	155,625	124,857
Bad Debt Expense	-	3,936	186,168	5,863
Geological and Geophysical Expense	14,392	-	14,392	262,586
Legal and Accounting	88,125	111,032	174,660	388,804
Marketing	20,670	93,409	55,064	160,540
General and Administrative	554,277	604,739	1,075,340	1,302,902
Total Costs and Expenses	1,128,459	1,250,438	2,440,007	2,965,710

Gain on Turnkey Drilling	872,673	83,930	910,448	110,399

Loss From Operations	(32,645)	(744,380)	(922,604)	(1,459,907)
Other Income (Expense):
Interest Expense	(3,414)	(6,637)	(7,444)	(12,344)
Gain (Loss) on Settlement of Accounts Payable	-	-	(31,500)	62,972
Other Gain	200,001	-	200,001	-
Loss on Sale of Assets	-	-	-	(1,237,126)
Gain (Loss) on Investment in Joint Venture	(476,326)	283,526	833,525	(458,269)
Income (Loss) Before Income Tax Expense	(312,384)	(467,491)	71,978	(3,104,674)

Net Income (Loss)	(312,384)	(467,491)	71,978	(3,104,674)
Less: Preferred Stock Dividend	188,834	-	376,034	-
Less: Preferred Stock Dividend in Arrears	-	182,349	-	182,349
Net Loss attributable to common stock	$(501,218)	$(649,840)	$(304,056)	$(3,287,023)

Shares used in computing Basic Net Loss per share	52,987,786	50,651,443	52,550,857	50,475,055

Basic and Diluted (Loss) per Share	$(0.01)	$(0.01)	$(0.01)	$(0.07)
Shares used in computing Diluted Net Loss per share	52,987,786	50,651,443	52,550,857	50,475,055
Diluted Net Income (Loss) per Share	$(0.01)	$(0.01)	$(0.01)	$(0.07)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE six MONTHS ENDED AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$71,978	$(3,104,674)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	155,625	124,857
Loss on Sale of Assets	-	1,237,126
Gain on Turnkey Drilling Programs	(910,448)	(110,399)
(Gain) Loss on Settlement of Accounts Payable	31,500	(62,972)
(Gain) Loss on Investment in Joint Venture	(833,525)	458,269
Bad Debt Expense	186,168	5,863
Geological & Geophysical Expense	14,392	-
Stock Based Compensation	169,550	348,923
Right of use asset depreciation	5,466	-
(Increase) Decrease in:
Other & Revenue Receivables	73,058	500,643
Prepaid Expenses and Other Assets	2,082,185	(379,409)
Accounts Payable and Accrued Expenses	(680,711)	1,012,329
Due to Affiliate	(9,280)	(311,908)
Net Cash Provided by (Used in) in Operating Activities	355,958	(281,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(3,988,721)	(4,388,760)
Proceeds from Turnkey Drilling Programs	1,200,000	6,953,655
Net Cash Provided by (Used in) by Investing Activities	(2,788,721)	2,564,895

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	207,800	-
Principal Payments on Long-Term Debt	(60,481)	(258,768)
Seismic Financing Agreement	-	163,988
Net Cash Provided by (Used in) by Financing Activities	147,319	(94,780)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,285,444)	2,188,763

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,876,529	6,355,042

Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,591,085	$8,543,805
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$7,444	$12,344
Cash Paid for Taxes	$2,900	$14,181

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock Series B
Six months ended June 30, 2019	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
December 31, 2018 Balance	49,421,387	$49,421	2,071,861	$20,718,613	$53,023,350	$(72,304,630)	$1,486,754
Stock Issued in lieu of Compensation	1,383,221	1,383	-	-	347,540	-	348,923
Preferred Series B 3.5% Dividend	-	-	36,115	361,143	-	(361,143)	-
Implementation of ASC 842 - Lease Accounting	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(3,104,674)	(3,104,674)
							-
June 30, 2019 Balance	50,804,608	$50,804	2,107,976	$21,079,756	$53,370,890	$(75,770,447)	$(1,268,997)

	Common Stock		Preferred Stock Series B
Six months ended June 30, 2020	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
December 31, 2019 Balance	51,854,136	$51,854	2,145,334	$21,453,338	$53,549,543	$(73,387,738)	$1,666,997
Stock Issued in lieu of Compensation	1,390,787	1,390	-	-	168,160	-	169,550
Preferred Series B 3.5% Dividend	-	-	18,720	187,200	-	(376,034)	(188,834)
Net Income	-	-	-	-	-	71,978	71,978
Reclassify Preferred B to Mezzanine	-	-	(2,164,054)	(21,640,538)	-	-	(21,640,538)
							-
June 30, 2020 Balance	53,244,923	$53,244	-	$-	$53,717,703	$(73,691,794)	$(19,920,847)

	Common Stock		Preferred Stock Series B
Three months ended June 30, 2019	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
March 31, 2019 Balance	50,411,353	$50,411	2,089,741	$20,897,407	$53,262,368	$(75,104,161)	$(893,975)
Stock Issued in lieu of Compensation	393,255	393	-	-	108,522	-	108,915
Preferred Series B 3.5% Dividend	-	-	18,235	182,349	-	(182,349)	-
Implementation of ASC 842 - Lease Accounting	-	-	-	-	-	(16,446)	(16,446)
Net Loss	-	-	-	-	-	(467,491)	(467,491)
							-
June 30, 2019 Balance	50,804,608	$50,804	2,107,976	$21,079,756	$53,370,890	$(75,770,447)	$(1,268,997)

	Common Stock		Preferred Stock Series B
Three months ended June 30, 2020	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
March 31, 2020 Balance	52,231,899	$52,231	-	-	$53,602,502	$(73,190,576)	$(19,535,843)
Stock Issued in lieu of Compensation	1,013,024	1,013	-	-	115,201	-	116,214
Preferred Series B 3.5% Dividend	-	-	-	-	-	(188,834)	(188,834)
Net Loss	-	-	-	-	-	(312,384)	(312,384)
							-
June 30, 2020 Balance	53,244,923	$53,244	-	-	$53,717,703	$(73,691,794)	$(19,920,847)

 See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1– In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“statements”) include all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.  The results of operations for the six-month period are not, in management’s opinion, indicative of the results to be expected for a full year of operations.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report as filed on Form 10-K.

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

The Company’s 2020 financial statements reflect a working capital deficiency of $4,866,333 and a net loss of $312,384 for the three months ended June 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Correction of an Immaterial Error in Previously Issued Financial Statements

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2019, the Company concluded that the Statement of Cash Flows for the year ending December 31, 2019 contained an immaterial error related to the classification of payments arising from operating leases as net cash used in financing activities rather than net cash used in operating activities. This immaterial error has been corrected for the comparative period shown by reclassifying $70,415 from cash flows from financing activities to cash flows used in operating activities for the period ending June 30, 2019.  This immaterial error did not have any impact on our financial position, net loss or total cash flow for the period ending June 30, 2019.

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

Termination of RMX MSA

On December 31, 2018, Royale was formally notified of RMX Resources, LLC’s intent to terminate the Master Service Agreement (“MSA”) as of March 31, 2019. The Termination Notice called for Royale to continue to provide accounting and other services through March 31, 2019. Thereafter, per Article VII, Section 7.2 of the MSA, Royale provided all reasonable assistance requested, by the RMX Board of Directors, to transition the management of RMX through April 30, 2019 at which point all services under the MSA terminated.

Settlement Agreement and Well Participation Agreement with RMX

On March 11, 2019, Royale entered into a Settlement Agreement with RMX to resolve differences which resulted from the calculation of certain post-closing amounts as called for under Section 7.3 of the Subscription and Contribution Agreement. Under the terms of this provision, Royale estimated that it may have owed RMX approximately $552,645 related to its calculation of this post-closing amount under this provision. In addition, there were other disputed amounts related to certain joint owner billing amounts which remained unpaid at year end. In settlement of these differences, Royale agreed to assign its remaining interests in the Bellevue Field, located in Kern County and the W. Whittier Field located in Los Angeles County, California to RMX. At December 31, 2018, the Bellevue and W. Whittier fields accounted for 5.145 and 140.647 Mboe in reserves and were valued at $67,671 and $2.4 million, respectively, using SEC pricing and discounted at 10%.

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

West Coast Settlement

On December 5, 2018, Royale entered into a Purchase and Sale Agreement (“West Coast Agreement”) for properties located in the Jameson North Field Area in Mitchell and Nolan Counties, Texas and the Big Mineral Creek Field Area in Grayson County, Texas. The seller was West Coast Energy Properties, LP. The West Coast Agreement called for a post-closing settlement. On July 11, 2019, Royale entered into a post-closing settlement as called for under the terms of the West Coast Agreement for payment due seller of $156,975 which were made in equal monthly payments of $26,163 commencing July 31, 2019 with the final payment on December 31, 2019.

Revenue Recognition

The majority of our ongoing revenues are derived from the sale of crude oil and condensate, natural gas liquids ("NGLs") and natural gas under spot and term agreements with our customers.

	For the three months ended June 30		For the six months ended June 30
	2020	2019	2020	2019
Oil and Condensate Sales	$156,371	$214,657	$397,212	$360,907
Natural Gas Sales	55,010	191,568	188,654	448,487
NGL Sales	133	-	133	-
Total	$211,514	$406,225	$585,999	$809,394

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

Turnkey Drilling

These Turnkey Drilling Agreements are managed by the Company for the participants of the well. The collections of pre-drilling AFE amounts are segregated by the Company and the gains and losses on the Turnkey Drilling Agreements are recorded in income or expense at the time of the casing point election in accordance with ASC 932-323-25 and 932-360. The Company manages the performance obligation for the well participants and only records revenue or expense at the time the performance obligation of the Turnkey Drilling Agreement has been satisfied.

Supervisory Fees and Other

These amounts include proceeds from the Master Service Agreement (“MSA”) with RMX for the providing of land, engineering, accounting and support services for the RMX joint venture. Revenues earned under the MSA were recorded at the end of each month that services were performed, in conformity with the Agreement. The service fee income was deemed earned at the end of each month that services were performed as prescribed by the contract. On December 31, 2018, Royale received notice of cancelation of the MSA by RMX effective March 31, 2019. For the six months ended June 30, 2019, the Company recognized $540,000 in supervisory fees from RMX. Also included in the caption are Pipeline and Compressor fees which are received and allocated based on production volumes.

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

	June 30, 2020	December 31, 2019
Cash and Cash Equivalents	$309,835	$1,031,014
Restricted Cash	1,281,250	2,845,515
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,591,085	$3,876,529

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

The earnings from RMX reflected in these financial statements as Investment in Joint Venture (“JV”), reflect our share of net earnings or losses directly attributable to this equity method investment. As of June 30, 2020, we evaluated our investment in RMX and determined that any losses were not other than temporary.

Listed below is the summarized information required under Rule 3-09 of regulation S-X, Article 10 for Royale’s investment in RMX:

	For the period ended
	June 30, 2020	December 31, 2019
	(unaudited)
Balance Sheet:
Total Assets	$79,168,616	$72,401,841
Total Liabilities	$44,172,574	$41,573,426
Stockholders’ Equity	$34,996,042	$30,828,415

	For the 6 months ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Results of Operations:
Net Operating revenue	$4,657,444	$7,779,816
Income (Loss) from operations	$(1,591,040)	$502,827
Net Income (Loss)	$4,167,627	$(2,291,342)

	For the 3 months ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Results of Operations:
Net Operating revenue	$1,724,246	$4,140,138
Income (Loss) from operations	$(1,347,677)	$880,589
Net Income (Loss)	$(2,381,626)	$1,417,633

Other Receivables

Other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At June 30, 2020 and December 31, 2019, the Company maintained an allowance for uncollectable accounts of $1,868,508 and $1,791,162, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At June 30, 2020 and December 31, 2019, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis. The Company estimates asset retirement obligations (ARO’s) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the ARO’s are based on discounted cash flow projections using numerous estimates, assumptions and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock, (“Preferred”), has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. In the first quarter of 2019, the Board of Directors authorized the issuance of Preferred shares, for the settlement of dividends accumulated through December 31, 2020.  The Company accrued $188,834 and $178,794 for dividends related to the Preferred shares during the second quarters of 2020 and 2019, respectively. Each quarter, the Company charges retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred. For further information regarding the Preferred Stock see Note 3, below.

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

NOT YET ADOPTED

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those years, and must be adopted under a modified retrospective method approach. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's consolidated financial statements.

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30,	December 31,
	2020	2019
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$8,814,224	$7,792,156
Undeveloped properties	2,842	46,990
Lease and well equipment	3,346,599	3,304,565
Total Oil and Gas	12,163,665	11,143,711

Accumulated depletion, depreciation & amortization	(6,652,674)	(6,559,182)
Total Oil and Gas, Net	5,510,991	4,584,529

Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,097,428
Total Commercial and Other	1,137,489	1,137,489

Accumulated depreciation	(1,132,295)	(1,131,028)
Total Commercial and Other Net	5,194	6,461
Oil and Gas Property and Equipment and Fixtures	$5,516,185	$4,590,990

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

Acquisition costs of proved oil and gas properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves.

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

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its’ carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the six months ended June 30, 2020 and 2019 no impairment losses were incurred.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At June 30, 2020 and December 31, 2019, Royale Energy had Deferred Drilling Obligations of $2,531,094 and $5,232,675, respectively.

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

NOTE 3 - SERIES B PREFERRED STOCK

Pursuant to the merger in 2018, Royale issued 2,012,400 shares of Series B Convertible Preferred Stock. The Board of Directors of Royale Energy, prior to the merger, authorized 3,000,000 shares of Series B Convertible Preferred, which carries a liquidation preference and a 3.5% dividend, payable in cash or Paid-In-Kind shares. The Series B Convertible Preferred Stock is convertible at the option of the security holder at the rate of ten shares of common stock for one share of Series B Convertible Preferred Stock. The Series B Preferred Stock has never been registered under the Securities Exchange Act of 1934, and no market exists for the shares. Additionally, the Series B Convertible Preferred shares will automatically convert to common stock at any time in which the Volume Weighted Average Price (VWAP) of the common stock exceeds $3.50 per share for 20 consecutive trading days, the shares are registered with the SEC and the volume of common shares trades exceeds 200,000 shares per day.

The shareholders of the Series B Convertible Preferred became entitled to vote the number of shares into which they would be entitled to convert, beginning in 2020. In accordance with ASC 480-10-S99-1.02, the Company has determined that the conversion or redemption of these shares are outside the sole control of the Company and that they should be classified in mezzanine or temporary equity as redeemable noncontrolling interest beginning at the reporting period ended June 30, 2020.

NOTE 4 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Net (Loss)	$(312,384)	$(312,384)	$(467,491)	$(467,491)
Less: Preferred Stock Dividend	188,834	188,834	-	-
Less: Preferred Stock Dividend in Arrears	-	-	182,349	182,349
Net (Loss) Attributable to Common Shareholders	(501,218)	(501,218)	(649,840)	(649,840)
Weighted average common shares outstanding	52,987,786	52,987,786	50,651,443	50,651,443
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	52,987,786	52,987,786	50,651,443	50,651,443
Per share:
Net (Loss)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	Six Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$71,978	$71,978	$(3,104,674)	$(3,104,674)
Less: Preferred Stock Dividend	376,034	376,034	-	-
Less: Preferred Stock Dividend in Arrears	-	-	182,349	182,349
Net Income (Loss) Attributable to Common Shareholders	(304,056)	(304,056)	(3,287,023)	(3,287,023)
Weighted average common shares outstanding	52,550,857	52,550,857	50,475,055	50,475,055
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	52,550,857	52,550,857	50,475,055	50,475,055
Per share:
Net (Loss)	$(0.01)	$(0.01)	$(0.07)	$(0.07)

For the six months ended June 30, 2020 and 2019, Royale Energy had dilutive securities of 25,157,462 and 23,978,631, respectively.  For the three months ended June 30, 2020 and 2019, Royale Energy had dilutive securities of 25,165,320 and 23,976,804, respectively.  In both periods, these securities were not included in the dilutive loss per share, due to their antidilutive nature.

NOTE 5 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  At the end of 2015, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, the Company concluded it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2020.

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at June 30, 2020 and 2019, respectively, to pretax income is as follows:

	For the six months ended
	June 30, 2020	June 30, 2019

Tax benefit computed at statutory rate of 21% at June 30, 2020, and 2019, respectively	$17,205	$(651,982)

Increase (decrease) in taxes resulting from:

Other non-deductible expenses	346	850
Change in valuation allowance	(17,551)	651,132
Provision (benefit)	$-	$-

NOTE 6 – ISSUANCE OF COMMON STOCK

During the six months ended June 30, 2020, in lieu of cash payments for salaries and board fees, Royale issued 1,390,787 shares of its Common stock valued at approximately $169,550 to an executive officer and board members, compared to the issuance of 1,383,221 shares issued with an approximate value of $348,923 in the same period of 2019.

NOTE 7 – Cares act – ppp loan

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information contained herein, this discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, subject to various risks and uncertainties that could cause our actual results to differ materially from those in the “forward-looking statements”. While we believe our forward-looking statements are based upon reasonable assumptions, there are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

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

For the six months ended June 30, 2020, we had a net income of $71,978, when compared to the net loss of $3,104,674, during the six months ended June 30, 2019. This difference was primarily the result of a gain of $910,448 on our Turnkey drilling as we drilled three wells during the six month period in 2020. We also had an $833,525 gain relating to our equity method investment in RMX recorded during the six months ended June 30, 2020, compared to a loss of $458,269 recorded during the six months ended June 30, 2019. The gain in RMX during the current period was primarily due to their hedging activities. In addition, a loss of $1.2M on sale of assets was recorded during the first quarter of 2019 and there was no comparative loss in the current year period. Our net loss for the second quarter of 2020 was $312,384, while in the second quarter of 2019 the net loss was $467,491, mainly due to a gain on turnkey drilling in 2020. Total revenues for the first six months of 2020 and 2019 were $606,955 and $1,395,404, respectively.

During the first six months of 2020, revenues from oil and gas production decreased $223,395 or 27.6% to $585,999 from the 2019 first six months revenues of $809,394. This decrease was mainly due to lower oil and natural gas commodity prices as demand decreased due to federal and state government stay-at-home orders. The net sales volume of oil and condensate for the six months ended June 30, 2020, was approximately 11,499 barrels with an average price of $34.54 per barrel, versus 6,629 barrels with an average price of $54.44 per barrel for the first half of 2019. This represents an increase in net sales volume of 4,869 barrels. The net sales volume of natural gas for the six months ended June 30, 2020, was approximately 83,040 Mcf with an average price of $2.27 per Mcf, versus 135,887 Mcf with an average price of $3.30 per Mcf for the same period in 2019. This represents a decrease in net sales volume of 52,847 Mcf or 38.9%. The decrease in natural gas production volume was due to certain wells that were offline and waiting on workovers and to lower volumes on existing wells due to natural declines. For the quarter ended June 30, 2020, revenues from oil and gas production decreased $194,711 or 47.9% to $211,514 from the 2019 second quarter revenues of $406,225. This decrease was also due to wells that were offline and waiting on workovers. The net sales volume of oil and condensate for the quarter ended June 30, 2020, was approximately 6,468 barrels with an average price of $24.18 per barrel, versus 3,584 barrels with an average price of $59.89 per barrel for the second quarter of 2019. This represents an increase in net sales volume of 2,884 barrels or 80.5% for the quarter in 2020. The net sales volume of natural gas for the quarter ended June 30, 2020, was approximately 30,587 Mcf with an average price of $1.80 per Mcf, versus 73,420 Mcf with an average price of $2.61 per Mcf for the second quarter of 2019. This represents a decrease in net sales volume of 42,833 Mcf or 58.3% for the quarter in 2020.

Oil and natural gas lease operating expenses increased by $58,600 or 8.1%, to $778,758 for the six months ended June 30, 2020, from $720,158 for the same period in 2019. For the second quarter in 2020, lease operating expenses increased $10,757 or 3.0% from the same quarter in 2019. These were both higher due to the increase in the number of wells operated due mainly to 2019 and 2020 drilling.

The aggregate of supervisory fees and other income was $20,956 for six months ended June 30, 2020, a decrease of $565,054 from $586,010 during the same period in 2019. The decrease was mainly due to the cancellation of the service agreement with RMX Resources as of March 31, 2019. During the second quarter 2020, supervisory fees and other income decreased $4,276 or 26.9% when compared to the quarter in 2019, due mainly to lower interest income received on cash deposits.

Depreciation, depletion and amortization expense increased to $155,625 from $124,857, an increase of $30,768 or 24.6% for the six months ended June 30, 2020, as compared to the same period in 2019. During the second quarter 2019, depreciation, depletion and amortization expenses also increased $2,916 or 4.0%. The depletion rate is calculated using production as a percentage of reserves. This increase in depreciation expense was due to the increase in production and wells and related equipment due to drilling activity in 2019 and the first six months of 2020.

At June 30, 2020, Royale Energy had a Deferred Drilling Obligation of $2,531,094. During the first six months of 2020, we disposed of $3,901,582 of drilling obligations upon completing the drilling of three oil wells, one in California and two wells in Texas, while incurring expenses of $2,991,134, resulting in a gain of $910,448. At June 30, 2019, Royale Energy had a Deferred Drilling Obligation of $8,746,276. During the first six months of 2019, we disposed of $4,420,662 of drilling obligations upon completing two natural gas wells in Northern California and two oil wells in Southern California, while incurring expenses of $4,310,263, resulting in a gain of $110,399.

General and administrative expenses decreased by $227,562 or 17.5% from $1,302,902 for the six months ended June 30, 2019, to $1,075,340 for the same period in 2020. For the second quarter 2020, general and administrative expenses decreased $50,462 or 8.3% when compared to the same period in 2019. These decreases were mainly due to reductions in employee related costs and outside consulting services, in an effort by the Company to reduce costs. Marketing expense for the six months ended June 30, 2020, decreased $105,476, or 65.7%, to $55,064, compared to $160,540 for the same period in 2019. For the second quarter 2020, marketing expenses decreased $72,739 or 77.9% when compared to the second quarter in 2019. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs. During the period in 2020 fewer marketing events were attended as the governmental mandate against large gatherings was implemented.

Legal and accounting expense decreased to $174,660 for the six month period in 2020, compared to $388,804 for the same period in 2019, a $214,144 or 55.1% decrease. For the second quarter 2020, legal and accounting expenses decreased $22,907 or 20.6%, when compared to the second quarter in 2019. These decreases were primarily due to higher accounting fees related to the Matrix post-merger reporting incurred during the period in 2019.

During the six months ended June 30, 2020, we recorded a gain of $833,525, on investment in joint venture as our 20% share of RMX Resources, LLC’s, compared to a loss of $458,269 in 2019. During the second quarter in 2020 we recorded a gain of $200,001 on the receipt of a pre-Matrix merger prepayment refund. During the first quarter in 2020, we recorded a loss on settlement of $31,500 related to a 2018 seismic sales agreement. During the six months ended June 30, 2019, we recorded a gain of $62,972, on the settlement of accounts payable. During the six-month period in 2019, we recorded geological and geophysical expense of $262,586 related mainly to the acquisition of a seismic survey of a Northern California field, during the same period in 2020, we recorded $14,392 in geological and geophysical expenses.

Bad debt expense for the periods ended June 30, 2020, and 2019 were $186,168 and $5,863, respectively.  During the period in 2020 approximately $106,000 was related to revenue receivable from an industry partner whose collectability was in doubt. Approximately $80,000 of the expenses in 2020 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our period end oil and natural gas reserve values.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.

Interest expense decreased to $7,444 for the six months ended June 30, 2020, from $12,344 for the same period in 2019, a $4,900 decrease.  This decrease was mainly due to lower principal balances on notes payable during the six month period in 2020.

Capital Resources and Liquidity

At June 30, 2020, we had current assets totaling $4,085,459 and current liabilities totaling $8,951,792, a $4,866,333 working capital deficit.  We had $309,835 in cash and $1,281,250 in restricted cash at June 30, 2020, compared to $1,031,014 in cash and $2,845,515 in restricted cash at December 31, 2019.

In accordance with ASC 480-10-S99 the Company reclassified the Series B Convertible Preferred Stock from Permanent Equity to Mezzanine capital as a result of the change in voting rights provided at the time it of issuance. For more information, see Note 3 – Series B Convertible Preferred Stock.

At June 30, 2020, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $1,215,706, compared to $1,189,892 at December 31, 2019, a $25,814 increase.  This increase was mainly due to an increase in receivable from an industry partner for drilling costs incurred during the period in 2020.  At June 30, 2020, revenue receivable was $304,111, an decrease of $285,040, compared to $589,151 at December 31, 2019, due to lower commodity prices and lower natural gas production volumes on existing wells.  At June 30, 2020, our accounts payable and accrued expenses totaled $5,273,092, a decrease of $757,942 from the accounts payable at December 31, 2019 of $6,031,034, which was related to payments made on account during the period in 2020.

The Company has had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $4,866,333 and an accumulated deficit of $73,691,794. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If the Company is unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on the Company’s business, results of operations, financial position and liquidity. Additionally, management has, and plans to continue, to increase revenue and reduce overhead and Lease Operating Expense (LOE) costs.

Operating Activities.  Net cash provided by operating activities totaled $355,958 and compared to $281,352 used for the six months ended June 30, 2020, and 2019, respectively.  This difference in cash used was mainly due to a loss on the sale of assets during the first quarter in 2019 and the decrease in prepaid drilling in 2020 as they were applied to actual costs.

Investing Activities.  Net cash used by investing activities totaled $2,788,721 compared to $2,564,895 provided for the six months ended June 30, 2020, and 2019, respectively. During the period in 2020, we received approximately $1.2 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $3.9 million in the drilling and completing of one Southern California oil well and two Texas oil wells. During the 2019 period, we received approximately $7 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $4.2 million in the drilling and completing of two Northern California natural gas wells and two Southern California oil wells.

Financing Activities.  Net cash provided by financing activities totaled $147,319 compared to net cash of $94,780 used for the six months ended June 30, 2020, and 2019, respectively. During the period in 2020, we received $207,800 in SBA-PPP loan as discussed in Note 7. There were principal payments of approximately $56,000 on our notes payable. During the six month period in 2019, a financing agreement for a seismic survey was recognized when the terms were finalized, on which there were principal payments of approximately $53,000.  Additionally, in 2019, there were principal payments of approximately $259,000 on our note with Forza Operating.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In late 2019 and continuing into 2020, there was a global outbreak of COVID-19 that has resulted in changes in global supply and demand of certain mineral and energy products. While the direct and indirect negative impacts that may affect the Company cannot be determined, they could have a prospective material impact to the Company's operations, cash flows and liquidity, primarily related to the decline in product price, in part, as a result of a decline in demand related to “shelter-in-place” orders by various governmental bodies.

Our major market risk exposure relates to pricing of oil and gas production, which during the period in 2020 resulted in historically low prices due to stay at home orders.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years and have become even more unpredictable in the current period. We expect that volatility to continue.  Our monthly average oil and condensate prices ranged from a high of $60.99 per barrel to a low of $18.79 per barrel and our monthly average natural gas prices ranged from a high of $2.91 per Mcf to a low of $1.69 per Mcf for the first six months of 2020.

Item 4. Controls and Procedures

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: August 13, 2020	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: August 13, 2020	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer