Form 10-Q
period 2020-09-30
Royale Energy, Inc.
filed 2020-11-13
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020	Commission File No. 000-55912

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At November 4, 2020, a total of 54,273,919 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$558,249	$1,031,014
Restricted Cash	1,825,000	2,845,515
Other Receivables, net	1,402,631	1,189,892
Revenue Receivables	345,336	589,151
Prepaid Expenses	142,460	376,587
Prepaid Drilling to RMX Resources, LLC	1,235,796	2,680,155
Total Current Assets	5,509,472	8,712,314

Investment in Joint Venture	6,718,505	6,185,995
Right of Use Assets - Leases	270,335	392,774
Other Assets	708,554	708,554

Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	4,951,535	4,590,990
Total Assets	$18,158,401	$20,590,627

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,963,091	$6,031,034
Royalties Payable	623,405	623,405
Notes Payable	330,923	55,573
Due to RMX Resources, LLC	23,087	32,367
Deferred Drilling Obligation	3,870,774	5,232,675
Lease Liability - current	174,154	162,272
Total Current Liabilities	9,985,434	12,137,326

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Lease Liability - long-term	97,532	231,071
Asset Retirement Obligation	3,737,003	3,632,423
Total Liabilities	16,742,779	18,923,630

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized	22,021,955	-

Stockholders' Equity (Deficit):
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized	-	21,453,338
Common Stock, $.001 Par Value, 280,000,000 Shares Authorized	54,127	51,854
Additional Paid in Capital	53,836,146	53,549,543
Accumulated Deficit	(74,496,606)	(73,387,738)
Total Stockholders' Equity (Deficit)	(20,606,333)	1,666,997

Total Liabilities, Mezzanine Equity and Stockholders' Equity (Deficit)	$18,158,401	$20,590,627

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:
Oil, NGL and Gas Sales	$551,846	$610,427	$1,137,845	$1,419,821
Supervisory Fees and Other	10,309	24,961	31,265	610,971
Total Revenues	562,155	635,388	1,169,110	2,030,792

Costs and Expenses:
Oil and Gas Lease Operating	384,670	517,627	1,163,428	1,237,785
Depreciation, Depletion and Amortization	93,867	92,470	249,492	217,327
Lease Impairment	-	40,223	-	40,223
Bad Debt Expense	182,249	-	368,417	5,863
Geological and Geophysical Expense	-	691	14,392	263,277
Legal and Accounting	63,464	114,191	238,124	502,995
Marketing	31,437	159,366	86,501	319,906
General and Administrative	505,297	358,019	1,580,637	1,660,921
Total Costs and Expenses	1,260,984	1,282,587	3,700,991	4,248,297

Gain on Turnkey Drilling	118,247	1,787,860	1,028,695	1,898,259

Gain (Loss) From Operations	(580,582)	1,140,661	(1,503,186)	(319,246)
Other Income (Expense):
Interest Expense	(2,862)	(4,842)	(10,306)	(17,186)

Gain (Loss) on Settlement of Accounts Payable	-	834,736	(31,500)	897,708
Other Gain	271,310	-	471,311	-
Gain (Loss) on Sale of Assets	920	-	920	(1,237,126)
Gain (Loss) on Investment in Joint Venture	(301,015)	333,553	532,510	(124,716)

Income (Loss) Before Income Tax Expense	(612,229)	2,304,108	(540,251)	(800,566)

Net Income (Loss)	(612,229)	2,304,108	(540,251)	(800,566)
Less: Preferred Stock Dividend	192,583	185,971	568,617	547,114

Net Loss available to common stock	$(804,812)	$2,118,137	$(1,108,868)	$(1,347,680)

Shares used in computing Basic Net Loss per share	53,711,702	51,009,871	52,940,630	50,655,286

Basic and Diluted (Loss) Per Share	(0.01)	0.04	(0.02)	(0.03)
Shares used in computing Diluted Net Loss per share	53,711,702	74,948,229	52,940,630	50,655,286
Diluted Net Income (Loss) per Share	$(0.01)	$0.03	$(0.02)	$(0.03)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE nine MONTHS ENDED September 30, 2020 AND 2019

	September 30, 2020	September 30, 2019

Net (Loss)	$(540,251)	$(800,566)
Cash Flows Used in Operating Activities:
Depreciation, Depletion and Amortization	249,492	217,327
Loss on Lease Impairment	-	40,223
(Gain) Loss on Sale of Assets	(920)	1,237,126
(Gain) Loss on Turnkey Drilling Programs	(1,028,695)	(1,898,259)
(Gain) Loss on Settlement of Accounts Payable	31,500	(897,708)
(Gain) Loss on Investment in Joint Venture	(532,510)	124,716
Bad Debt Expense	368,417	5,863
Right of Use Asset Depreciation	8,203	-
Stock Based Compensation	288,876	455,146
Geological & Geophysical Costs	14,392	241,586
Gain on Other	(271,310)	-
(Increase) Decrease in:
Other & Revenue Receivables	(65,110)	(401,072)
Prepaid Expenses and Other Assets	1,678,486	(278,524)
Accounts Payable and Accrued Expenses	(836,947)	963,958
Royalties Payable	-	(9,386)
Due to Affiliate	(9,280)	(311,908)
Other Liabilities	-	-
Net Cash Used in Operating Activities	(645,657)	(1,311,478)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(4,017,429)	(7,420,386)
Proceeds from Turnkey Drilling Programs	3,025,000	9,246,819

Net Cash Provided (Used) by Investing Activities	(992,429)	1,826,433
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	207,800	-
Principal Payments on Long-Term Debt	(62,994)	(390,840)
Principal Payments on Seismic Financing Agreement	-	(131,391)
Net Cash Provided (Used) by Financing Activities	144,806	(522,231)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,493,280)	(7,276)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,876,529	6,355,042
Cash, Cash Equivalents, and Restricted Cash at End of Period	2,383,249	6,347,766
Cash Paid for Interest	10,306	17,186
Cash Paid for Taxes	5,400	16,581
Increase (Decrease) in Capital Accrued Balance	$(153,765)	$585,918

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Common Shares	Common Amount	Preferred Shares	Preferred Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
December 31, 2018 Balance	49,421,387	$49,421	2,071,861	$20,718,613	$53,023,350	$(72,304,630)	$1,486,754
Stock Issued in lieu of Compensation	1,881,491	1,881	-	-	453,265	-	455,146
Preferred Series B 3.5% Dividend	-	-	54,712	547,114	-	(547,114)	-
Net Loss	-	-	-	-	-	(800,566)	(800,566)
September 30, 2019 Balance	51,302,878	$51,302	2,126,573	$21,265,727	$53,476,615	$(73,652,310)	$1,141,334

	Common Shares	Common Amount	Preferred Shares	Preferred Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
December 31, 2019 Balance	51,854,136	$51,854	2,145,334	$21,453,338	$53,549,543	$(73,387,738)	$1,666,997
Stock Issued in lieu of Compensation	2,273,245	2,273	-	-	286,603	-	288,876
Preferred Series B 3.5% Dividend	-	-	18,720	187,200	-	(568,617)	(381,417)
Net Loss	-	-	-	-	-	(540,251)	(540,251)
Reclassify Preferred B to Mezzanine	-	-	(2,164,054)	(21,640,538)	-	-	(21,640,538)
September 30, 2020 Balance	54,127,381	$54,127	-	$-	$53,836,146	$(74,496,606)	$(20,606,333)

	Common Shares	Common Amount	Preferred Shares	Preferred Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
June 30, 2019 Balance	50,804,608	$50,804	2,107,976	21,079,756	$53,370,890	$(75,770,447)	(1,268,997)
Stock Issued in lieu of Compensation	498,270	498	-	-	105,725	-	106,223
Preferred Series B 3.5% Dividend	-	-	18,597	185,971	-	(185,971)	-
Net Income	-	-	-	-	-	2,304,108	2,304,108
September 30, 2019 Balance	51,302,878	$51,302	2,126,573	$21,265,727	$53,476,615	$(73,652,310)	$1,141,334

	Common Shares	Common Amount	Preferred Shares	Preferred Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
June 30, 2020 Balance	53,244,923	$53,244	-	-	$53,717,703	$(73,691,794)	(19,920,847)
Preferred Series B 3.5% Dividend	-	-	-	-	-	(192,583)	(192,583)
Stock Issued in lieu of Compensation	882,458	883	-	-	118,443	-	119,326
Net Loss	-	-	-	-	-	(612,229)	(612,229)
September 30, 2020 Balance	54,127,381	$54,127	-	$-	$53,836,146	$(74,496,606)	$(20,606,333)

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

The Company’s 2020 financial statements reflect a working capital deficiency of $4,475,962 as of September 30, 2020 and a net loss of $540,251 for the nine months ended September 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Correction of Immaterial Errors in Previously Issued Financial Statements

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2019, the Company concluded that the Statement of Cash Flows for the year ending December 31, 2019, contained immaterial errors related to the classification of payments arising from operating leases and to the quantification of the amount of capital expenditures that had been accrued for but not yet paid. These immaterial errors have been corrected for the comparative period, resulting in an increase in cash flows used in operating activities of $681,388; an increase in cash flows provided by investing activities of $585,918; and a decrease in cash flows used in financing activities of $95,470 for the period ending September 30, 2019. These immaterial errors did not have any impact on our financial position, net loss or total cash flow for the period ending September 30, 2019.

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

Prospective East LA Sale

On June 24, 2020, Royale and RMX Resources, LLC entered into a Purchase and Sale Agreement to sell a portion of property jointly owned by Royale and RMX, located in Los Angeles County, California for a gross price of $2,150,000. The property is jointly owned by Royale and RMX, and calls for, among other things, the abandonment of one well, located on the subject lands. The gross sale proceeds to Royale, if and when the sales closes, will be $1,075,000.

Revenue Recognition

The majority of our ongoing revenues are derived from the sale of crude oil and condensate, natural gas liquids ("NGLs") and natural gas under spot and term agreements with our customers.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Oil & Condensate Sales	$477,724	$471,201	$874,936	$832,108
Natural Gas Sales	73,878	139,226	262,532	587,713
NGL Sales	244	-	377	-
Total	$551,846	$610,427	$1,137,845	$1,419,821

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

We commonly market the share of production belonging to other working interest owners as the operator of jointly owned oil and gas properties. Those marketing activities are carried out as part of the collaborative arrangement, and we do not purchase or otherwise obtain control of other working interest owners’ share of production. Therefore, we act as a principal only regarding the sale of our share of production and recognize revenue for the volumes associated with our net production.

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

Supervisory Fees and Other

These amounts include proceeds from the Master Service Agreement (“MSA”) with RMX for the providing of land, engineering, accounting and support services for the RMX joint venture. Revenues earned under the MSA were recorded at the end of each month that services were performed, in conformity with the Agreement. The service fee income was deemed earned at the end of each month that services were performed as prescribed by the contract. On December 31, 2018, Royale received notice of cancelation of the MSA by RMX effective March 31, 2019. For the nine months ended September 30, 2019, the Company recognized $610,971 in supervisory fees from RMX. Also included in the caption are Pipeline and Compressor fees which are received and allocated based on production volumes.

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

	September 30, 2020	December 31, 2019
Cash and Cash Equivalents	$558,249	$1,031,014
Restricted Cash	1,825,000	2,845,515
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,383,249	$3,876,529

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

The earnings from RMX reflected in these financial statements as Investment in Joint Venture (“JV”), reflect our share of net earnings or losses directly attributable to this equity method investment. As of September 30, 2020, we evaluated our investment in RMX and determined that any losses were not other than temporary.

Listed below is the summarized information required under Rule 3-09 of regulation S-X, Article 10 for Royale’s investment in RMX:

	September 30, 2020	December 31, 2019

Balance Sheet
Total Assets	$79,350,594	$72,401,841
Total Liabilities	45,859,628	41,573,426
Member Equity	$33,490,966	$30,828,415

	For the 9 months ended
	September 30, 2020	September 30, 2019
Results of Operations:
Net Operating revenue	$7,008,053	$11,975,338
Income (Loss) from operations	(2,464,919)	930,072
Net Income (Loss)	$2,662,551	$(623,579)

	For the 3 months ended
	September 30, 2020	September 30, 2019
Results of Operations:
Net Operating revenue	$2,350,609	$4,195,522
Income (Loss) from operations	(873,879)	478,946
Net Income (Loss)	$(1,505,076)	$1,787,844

Other Receivables

Other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At September 30, 2020 and December 31, 2019, the Company maintained an allowance for uncollectable accounts of $1,942,911 and $1,791,162, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At September 30, 2020 and December 31, 2019, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis. The Company estimates asset retirement obligations (ARO’s) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the ARO’s are based on discounted cash flow projections using numerous estimates, assumptions and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock, (“Preferred”), has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. In the first quarter of 2019, the Board of Directors authorized the issuance of Preferred shares, for the settlement of dividends accumulated through December 31, 2020.  The Company accrued $192,583 and $185,971 for dividends related to the Preferred shares during the third quarters of 2020 and 2019, respectively. Each quarter, the Company charges retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred. For further information regarding the Preferred Stock see Note 3, below.

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

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30,	December 31,
	2020	2019
Oil and Gas
Producing properties, including drilling costs	$8,350,975	$7,792,156
Undeveloped or unevaluated properties	2,842	46,990
Lease and well equipment	3,317,718	3,304,565
Total Oil & Gas	11,671,535	11,143,711
Accumulated depletion, depreciation & amortization	(6,724,826)	(6,559,182)
Total Oil & Gas Net	4,946,709	4,584,529
Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,097,428
Total Commercial and Other	1,137,489	1,137,489
Accumulated depreciation	(1,132,663)	(1,131,028)
Total Commercial and Other Net	4,826	6,461
Oil & Gas Property and Equipment and Fixtures	$4,951,535	$4,590,990

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

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its’ carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the nine months ended September 30, 2019, impairment losses of $40,223 were incurred on various lease and land costs that were no longer viable.  During the nine months ended September 30, 2020, no impairment losses were incurred.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At September 30, 2020 and December 31, 2019, Royale Energy had Deferred Drilling Obligations of $3,870,774 and $5,232,675, respectively.

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

NOTE 3 – SERIES B PREFERRED STOCK

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

The shareholders of the Series B Convertible Preferred became entitled to vote the number of shares into which they would be entitled to convert, beginning in 2020. In accordance with ASC 480-10-S99-1.02, the Company has determined that the conversion or redemption of these shares are outside the sole control of the Company and that they should be classified in mezzanine or temporary equity as redeemable noncontrolling interest beginning at the reporting period ended March 31, 2020.

NOTE 4 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months ending
	September 30, 2020		September 30, 2019
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(612,229)	$(612,229)	$2,304,108	$2,304,108
Less: Preferred Stock Dividend	192,583	192,583	185,971	185,971
Less: Preferred Stock Dividend In Arrears	-	-	-	-
Net Income (Loss) Attributable to Common Shareholders	(804,812)	(804,812)	2,118,137	2,118,137
Weighted average common shares outstanding	53,711,702	53,711,702	51,009,871	51,009,871
Effect of dilutive securities	-	-	-	23,938,358
Weighted average common shares, including Dilutive effect	53,711,702	53,711,702	51,009,871	74,948,229
Per share:
Net Income (Loss)	$(0.01)	$(0.01)	$0.04	$0.03

	Nine Months ending
	September 30, 2020		September 30, 2019
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(540,251)	$(540,251)	$(800,566)	$(800,566)
Less: Preferred Stock Dividend	568,617	568,617	547,114	547,114
Less: Preferred Stock Dividend In Arrears	-	-	-	-
Net Income (Loss) Attributable to Common Shareholders	(1,108,868)	(1,108,868)	(1,347,680)	(1,347,680)
Weighted average common shares outstanding	52,940,630	52,940,630	50,655,286	50,655,286
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	52,940,630	52,940,630	50,655,286	50,655,286
Per share:
Net Income (Loss)	$(0.02)	$(0.02)	$(0.03)	$(0.03)

For the nine months ended September 30, 2020 and 2019, Royale Energy had dilutive securities of 25,160,750 and 23,967,039, respectively.  For the three months ended September 30, 2020 and 2019, Royale Energy had dilutive securities of 25,166,967 and 23,938,358, respectively. These securities were not included in the dilutive loss per share, due to their antidilutive nature.

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

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at September 30, 2020 and 2019, respectively, to pretax income is as follows:

	Nine months ended
	September 30, 2020	September 30, 2019

Tax benefit computed at statutory rate of 21% at September 30, 2020 and 2019, respectively	$(110,838)	$(168,119)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	466	1,211
Provision-to-Return Adjustments	-	366,161
Change in valuation allowance	110,372	(199,253)
Provision (benefit)	$-	$-

NOTE 6 – ISSUANCE OF COMMON STOCK

During the nine months ended September 30, 2020, in lieu of cash payments for salaries and board fees, Royale issued 2,273,245 shares of its Common stock valued at approximately $288,876 to an executive officer and board members, compared to the issuance of 1,881,491 shares issued with an approximate value of $455,146 in the same period of 2019.

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

During the period, the Company submitted an application for loan forgiveness for the full amount outstanding. On November 10, the Company received notice that the SBA has remitted funds to the initiating bank in the amount of $198,846 in repayment of its PPP loan, leaving a balance of $10,054.

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

For the nine months ended September 30, 2020, we had a net loss of $540,251 compared to the net loss of $800,566, during the nine months ended September 30, 2019. The difference was primarily the result of a loss of $1.2M on sale of assets recorded during the first quarter of 2019 and there was no comparative loss in the current year period. We also had a $532,510 gain relating to our equity method investment in RMX recorded during the nine months ended September 30, 2020, compared to a loss of $124,716 recorded during the nine months ended September 30, 2019. The gain in RMX during the current period was primarily due to their hedging activities. Our net loss for the third quarter of 2020 was $612,229, while in the third quarter of 2019 the net income was $2,304,108, mainly due increased Turnkey drilling activity during the third quarter of 2019, as we drilled four wells during that quarter. Total revenues for the first nine months of 2020 and 2019 were $1,169,110 and $2,030,792, respectively.

During the first nine months of 2020, revenues from oil and gas production decreased $281,976 or 19.9% to $1,137,845 from the 2019 first nine months revenues of $1,419,821. This decrease was mainly due to lower oil and natural gas commodity prices as demand decreased due to federal and state government stay-at-home orders. The net sales volume of oil and condensate for the nine months ended September 30, 2020, was approximately 23,432 barrels with an average price of $37.34 per barrel, versus 14,851 barrels with an average price of $56.03 per barrel for the first nine months of 2019. This represents an increase in net sales volume of 8,581 barrels or 57.8%. The net sales volume of natural gas for the nine months ended September 30, 2020, was approximately 121,097 Mcf with an average price of $2.17 per Mcf, versus 198,439 Mcf with an average price of $2.96 per Mcf for the same period in 2019. This represents a decrease in net sales volume of 77,342 Mcf or 39.0%. The decrease in natural gas production volume was due to certain wells that were offline and waiting on workovers and to lower volumes on existing wells due to natural declines. For the quarter ended September 30, 2020, revenues from oil and gas production decreased $58,581 or 9.6% to $551,846 from the 2019 third quarter revenues of $610,427. This decrease was also due to lower commodity prices and wells that were offline and waiting on workovers. The net sales volume of oil and condensate for the quarter ended September 30, 2020, was approximately 11,933 barrels with an average price of $40.03 per barrel, versus 8,222 barrels with an average price of $57.31 per barrel for the third quarter of 2019. This represents an increase in net sales volume of 3,711 barrels or 45.1% for the third quarter in 2020. The net sales volume of natural gas for the quarter ended September 30, 2020, was approximately 38,057 Mcf with an average price of $1.94 per Mcf, versus 62,553 Mcf with an average price of $2.23 per Mcf for the third quarter of 2019. This represents a decrease in net sales volume of 24,496 Mcf or 39.2% for the quarter in 2020.

Oil and natural gas lease operating expenses decreased by $74,357 or 6.0%, to $1,163,428 for the nine months ended September 30, 2020, from $1,237,785 for the same period in 2019. For the third quarter in 2020, lease operating expenses decreased $132,957 or 25.7% from the same quarter in 2019. These were both lower due to decreases in workover costs and outside operated lease operating costs as certain non-operated wells were offline and waiting on workovers.

The aggregate of supervisory fees and other income was $31,265 for nine months ended September 30, 2020, a decrease of $579,706 from $610,971 during the same period in 2019. The decrease was mainly due to the cancellation of the service agreement with RMX Resources as of March 31, 2019. During the third quarter 2020, supervisory fees and other income decreased $14,652 or 58.7% when compared to the quarter in 2019, due to lower pipeline and compressor fees due to the decrease in natural gas production and lower interest income received on cash deposits.

Depreciation, depletion and amortization expense increased to $249,492 from $217,327, an increase of $32,165 or 14.8% for the nine months ended September 30, 2020, as compared to the same period in 2019. During the third quarter 2019, depreciation, depletion and amortization expenses also increased $1,397 or 1.5%. The depletion rate is calculated using production as a percentage of reserves. This increase in depreciation expense was due to the increase in oil production and wells and related equipment due to drilling activity in 2019 and the first nine months of 2020.

At September 30, 2020, Royale Energy had a Deferred Drilling Obligation of $3,870,774. During the first nine months of 2020, we disposed of $4,386,901 of drilling obligations upon completing the drilling of three oil wells, one in California and two wells in Texas, while incurring expenses of $3,358,206, resulting in a gain of $1,028,695. At September 30, 2019, Royale Energy had a Deferred Drilling Obligation of $6,077,583. During the first nine months of 2019, we disposed of $9,382,519 of drilling obligations upon completing the drilling of eight wells, six natural gas wells in Northern California and two oil wells in Southern California, while incurring expenses of $7,484,260, resulting in a gain of $1,898,259.

General and administrative expenses decreased by $80,284 or 4.8% from $1,660,921 for the nine months ended September 30, 2019, to $1,580,637 for the same period in 2020. This decrease was mainly due to lower employee related costs and outside consulting services, in an effort by the Company to reduce costs. For the third quarter 2020, general and administrative expenses increased $147,278 or 41.1% when compared to the same period in 2019. This increase was mainly due to higher drilling overhead offsets during the third quarter of 2019 as four wells were completed. Marketing expense for the nine months ended September 30, 2020, decreased $233,405, or 73.0%, to $86,501, compared to $319,906 for the same period in 2019. For the third quarter 2020, marketing expenses decreased $127,929 or 80.3% when compared to the third quarter in 2019. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs. During the period in 2020 fewer marketing events were attended as the governmental mandate against large gatherings was implemented.

Legal and accounting expense decreased to $238,124 for the nine month period in 2020, compared to $502,995 for the same period in 2019, a $264,871 or 52.7% decrease. For the third quarter 2020, legal and accounting expenses decreased $50,727 or 44.4%, when compared to the third quarter in 2019. These decreases were primarily due to higher accounting fees related to the Matrix post-merger reporting incurred during the period in 2019.

During the nine months ended September 30, 2020, we recorded a gain of $532,510, on investment in joint venture as our 20% share of RMX Resources, LLC’s, compared to a loss of $124,716 in 2019. During the third quarter in 2020, we recorded a gain of $271,310 based on the contract agreement with an industry partner in the drilling of two wells. During the second quarter in 2020 we recorded a gain of $200,001 on the receipt of a pre-Matrix merger prepayment refund. During the first quarter in 2020, we recorded a loss on settlement of $31,500 related to a 2018 seismic sales agreement. During the first quarter in 2019 we recorded a loss on the sale of assets of $1,237,126 related a settlement agreement with RMX Resources, LLC. During the nine-month period in 2019, we recorded geological and geophysical expense of $263,277 related mainly to the acquisition of a seismic survey of a Northern California field, during the same period in 2020, we recorded $14,392 in geological and geophysical expenses. During the nine months ended September 30, 2019, we recorded a gain of $897,708, mainly on the reconciliation and settlement of royalties payable.  We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During the nine months ended September 30, 2019, we recorded a lease impairment of $40,223 on various lease and land costs that were no longer viable.

Bad debt expense for the periods ended September 30, 2020, and 2019 were $368,417 and $5,863, respectively.  During the period in 2020 approximately $203,000 was related to revenue receivable from an industry partner whose collectability was in doubt. Approximately $154,000 of the expenses in 2020 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our period end oil and natural gas reserve values.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.

Interest expense decreased to $10,306 for the nine months ended September 30, 2020, from $17,186 for the same period in 2019, a $6,880 decrease.  This decrease was mainly due to lower principal balances on notes payable during the nine month period in 2020.

Capital Resources and Liquidity

At September 30, 2020, we had current assets totaling $5,509,472 and current liabilities totaling $9,985,434, a $4,475,962 working capital deficit.  We had $558,249 in cash and $1,825,000 in restricted cash at September 30, 2020, compared to $1,031,014 in cash and $2,845,515 in restricted cash at December 31, 2019.

In accordance with ASC 480-10-S99 the Company reclassified the Series B Convertible Preferred Stock from Permanent Equity to Mezzanine capital as a result of the change in voting rights provided at the time it of issuance. For more information, see Note 3 – Series B Convertible Preferred Stock.

At September 30, 2020, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $1,402,631, compared to $1,189,892 at December 31, 2019, a $212,739 increase.  This increase was mainly due to an increase in receivable from an industry partner for drilling costs incurred during the period in 2020.  At September 30, 2020, revenue receivable was $345,336, a decrease of $243,815, compared to $589,151 at December 31, 2019, due to lower commodity prices and lower natural gas production volumes on existing wells.  At September 30, 2020, our accounts payable and accrued expenses totaled $4,963,091, a decrease of $1,067,943 from the accounts payable at December 31, 2019 of $6,031,034, which was related to payments made on account during the period in 2020.

The Company has had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $4,475,962 and an accumulated deficit of $74,496,606. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If the Company is unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on the Company’s business, results of operations, financial position and liquidity. Additionally, management has, and plans to continue, to increase revenue and reduce overhead and Lease Operating Expense (LOE) costs.

Operating Activities.  Net cash used by operating activities totaled $645,657 and $1,311,478 for the nine months ended September 30, 2020, and 2019, respectively.  This difference in cash used was mainly due to a loss on the sale of assets during the first quarter in 2019 and the decrease in prepaid drilling in 2020 as they were applied to actual costs.

Investing Activities.  Net cash used by investing activities totaled $992,429 compared to $1,826,433 provided for the nine months ended September 30, 2020, and 2019, respectively. During the period in 2020, we received approximately $3 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $4 million in the drilling and completing of one Southern California oil well and two Texas oil wells. During the 2019 period, we received approximately $9.2 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $7.4 million in the drilling and completing of six Northern California natural gas wells and two Southern California oil wells.

Financing Activities.  Net cash provided by financing activities totaled $144,806 compared to net cash of $522,231 used for the nine months ended September 30, 2020, and 2019, respectively. During the period in 2020, we received $207,800 in PPP loan as discussed in Note 7. There were principal payments of approximately $63,000 on our notes payable. During the nine month period in 2019, a financing agreement for a seismic survey was recognized when the terms were finalized, on which there were principal payments of approximately $131,000.  Additionally, in 2019, there were principal payments of approximately $391,000 on our note with Forza Operating.

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

Our major market risk exposure relates to pricing of oil and gas production, which during the period in 2020 resulted in historically low prices due to stay at home orders.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years and have become even more unpredictable in the current period. We expect that volatility to continue.  Our monthly average oil and condensate prices ranged from a high of $60.99 per barrel to a low of $18.79 per barrel and our monthly average natural gas prices ranged from a high of $2.91 per Mcf to a low of $1.69 per Mcf for the first nine months of 2020.

Item 4. Controls and Procedures

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: November 13, 2020	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: November 13, 2020	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer