Form 10-K
period 2020-12-31
Royale Energy, Inc.
filed 2021-03-30
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020	Commission File No. 055912

ROYALE ENERGY, INC.

(Name of registrant in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1870 Cordell Court

El Cajon, CA 92020

(Address of principal executive offices)

Issuer’s telephone number:     619-383-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value .001 per share	ROYL	OTC: QB

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, 0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

At June 30, 2020, the end of the registrant’s most recently completed second fiscal quarter; the aggregate market value of common equity held by non-affiliates was $3,376,913.

At February 17, 2021, 55,192,846 shares of registrant’s Common Stock were outstanding.

ROYALE ENERGY, INC.

PART I

Item 1 Description of Business

Royale Energy, Inc. (“Royale” or the “Company”) is an independent oil and natural gas producer incorporated under the laws of Delaware.  Royale’s principal lines of business are the production and sale of oil and natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale.  Royale was incorporated in Delaware in 2017 and is the successor by merger (as described below) to Royale Energy Funds, Inc., a California corporation formed in 1983.   On December 31, 2020, Royale and its consolidated subsidiaries had 11 full time employees.

RMX Joint Venture

On April 4, 2018, RMX Resources, LLC (“RMX”), CIC RMX LP (“CIC”), and Royale Energy Funds, Inc., (“REF”), and Matrix Oil Management Corporation (“Matrix”), entered into a Subscription and Contribution Agreement (the “Contribution Agreement”) and certain other agreements contemplated therein (the “Transaction”).  The Contribution Agreement provided that Royale, REF and Matrix would contribute certain assets to RMX Resources, LLC (“RMX”), a newly formed Texas limited liability company. In exchange for its contributed assets, Royale received a 20% equity interest in RMX, an equity performance incentive interest and $20.0 million to satisfy Matrix’s current senior lender, Arena Limited SPV, LLC, in full, and to pay REF, Matrix and Royale’s trade payables and other outstanding obligations.  CIC contributed an aggregate of $25.0 million in cash to RMX in exchange for (i) an 80% equity interest in RMX, with preferred distributions until certain thresholds are met, (ii) a warrant (“Warrant”) to acquire up to 4,000,000 shares of Royale’s common stock at an exercise price of $0.01 per share and registration rights pursuant to a Registration Rights Agreement (“Registration Rights Agreement”).

Under the terms of a management services agreement (the “Management Services Agreement”), required by the Contribution Agreement, Royale provided RMX with accounting, financial reporting and analysis, and regulatory support services for a payment of $180,000 per month. This agreement ended on March 31, 2019.

Royale Business

In this Annual Report, “Royale” and the “Company” refer to Royale Energy, Inc., a Delaware corporation. Financial information is reported for Royale on a consolidated basis including the following subsidiaries:

◦ Royale Energy Funds, Inc.

◦ Matrix Permian Investment, L.P.

◦ Matrix Las Cienegas L.P.

◦ Matrix Investment, L.P.

◦ Matrix Oil Management, Corp.

Royale and its subsidiaries own wells and leases located mainly in the Sacramento Basin and San Joaquin Basin in California as well as in Texas, Utah, Oklahoma, Colorado and Louisiana, as well as an overriding royalty interest in Alaska.  Royale usually sells a portion of the working interest in each well it drills or participates in to third-party participants and retains a portion of the prospect for its own account.  Selling part of the working interest to others allows Royale to reduce its drilling risk by owning a diversified inventory of properties with less of its own funds invested in each drilling prospect, than if Royale owned all the working interest and paid all drilling and development costs of each prospect itself.  Royale generally sells working interests in its prospects to accredited investors in exempt securities offerings.  The prospects are typically bundled into multi-well investments, which permit the third-party investors to diversify their investments by investing in several wells at once instead of investing in single well prospects.

During its fiscal year ended December 31, 2020, Royale continued to explore and develop oil and natural gas properties with concentration in California and Texas.  Additionally, we own proved developed producing and non-producing reserves of oil and natural gas in Utah, Texas, Oklahoma, Colorado and Louisiana, as well as holding an overriding royalty interest in a discovery in Alaska.  In 2020, Royale drilled five (5) wells, all five (5) of which were commercially productive.  Royale’s estimated total reserves were approximately 11.9 and 17.33 BCFE (billion cubic feet equivalent) at December 31, 2020 and 2019, respectively.  According to the reserve reports furnished by Netherland, Sewell & Associates, Inc., Royale’s independent petroleum engineers, the net reserve value of its proved developed and undeveloped reserves was approximately $20.8 million at December 31, 2020, based on the average Henry Hub natural gas price spot price of $1.985 per MCF and for oil volumes, the average West Texas Intermediate price of $39.54 per barrel as applied on a field-by-field basis. Netherland, Sewell & Associates, Inc. supplied reserve value estimates for the Company’s California, Texas, Oklahoma, Utah, Colorado and Louisiana properties.

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

Our standardized measure of discounted future net cash flows at December 31, 2020, was estimated to be $7,441,035.  This figure was calculated by subtracting our estimated future income tax expense from the net reserve value of proved developed and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows.  A detailed calculation of our standardized measure of discounted future net cash flow is contained in Note 20 to our Financial Statements, Supplemental Information about Oil and Gas Producing Activities – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities.

Royale reported a gain on turnkey drilling in connection with the drilling of wells on a “turnkey contract” basis in the amount of $1,700,462 and $2,909,908 for the years ended December 31, 2020 and 2019, respectively.

In addition to Royale’s own staff, Royale hires independent contractors to drill, test, complete and equip the wells that it drills.  Approximately 97.2% of Royale’s total revenue for the year ended December 31, 2020, came from sales of oil and natural gas from production of its wells in the amount of $1,542,803.  In 2019, this amount was $2,329,275, which represented 78.5% of Royale’s total revenues for the respective periods presented. See Note 2 to our Financial Statements.

Plan of Business

Royale acquires interests in oil and natural gas reserves and sponsors private joint ventures.  Royale believes that its stockholders are better served by diversification of its investments among individual drilling prospects.  Through its sale of joint ventures, Royale can acquire interests and develop oil and natural gas properties with greater diversification of risk and still receive an interest in the revenues and reserves produced from these properties.  By selling some of its working interest in most projects, Royale decreases the amount of its investment required in the projects and diversifies its oil and gas property holdings, to reduce the risk of concentrating a large amount of its capital in a few projects that may not be successful.

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

Once commenced, drilling is generally completed within 10-30 days.  See Note 1 to Royale’s Financial Statements.  Royale maintains internal records of the expenditure of each investor’s funds for drilling projects.

Royale generally operates the wells it completes.  As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements.  For the year ended December 31, 2020, Royale charged overhead from operation of the wells in the amount of $305,900 for the year, which were an offset to general and administrative expenses.  In 2019, the amount was $341,484.  At December 31, 2020, Royale operated wells in California and Texas. Royale also has non-operating interests in wells in California, Utah, Texas, Oklahoma, Colorado and Louisiana.

Royale currently sells most of its California natural gas production through PG&E pipelines to independent customers on a monthly contract basis, while some gas is delivered through privately owned pipelines to independent customers. Since many users are willing to make such purchase arrangements, the loss of any one customer would not affect our overall sales operations.

All oil and natural gas properties are depleting assets in which production naturally decreases over time as the finite amount of existing reserves are produced and sold.  It is Royale’s business as an oil and natural gas exploration and production company to continually search for new development properties.  The Company’s success will ultimately depend on its ability to continue locating and developing new oil and natural gas resources.  Oil demand is subject to global demand and prices can fluctuate widely. In early 2020, oil prices dropped precipitously, and have since returned to pre-covid-19 2020 levels. The future market is likely to be subject to continued similar price dynamics. Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have fluctuated unpredictably throughout the year.

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

Presently, Royale does not hold any undeveloped federal acreage on which it had plans to drill, and does not anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect on capital expenditures, earnings, or its competitive position in the oil and natural gas industry; however, changes in the laws, rules or regulations, or the interpretation thereof, could have a materially adverse effect on Royale’s financial condition or results of operation.

You may obtain a copy of any materials filed by Royale with the Securities and Exchange Commission (“SEC”) at 100 F Street, N.W., Washington, D.C. 20549, by calling 1-800-SEC-0300.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Royale also provides access to its SEC reports and other public announcements on its website, http://www.royl.com.

Item 2 Description of Property

Since 1993, Royale has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California.  In 2020, Royale drilled two developmental oil wells in Texas and participated in the drilling of three developmental oil wells in California.

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

Following is a discussion of Royale’s significant oil and natural gas properties.  Reserves at December 31, 2020, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc., registered professional petroleum engineers, in accordance with reports submitted to Royale on February 3, 2021.

California

Royale owns interests in nine gas fields with locations ranging throughout the Sacramento Basin in California.  At December 31, 2020, Royale operated 12 wells and owns interests in 21 non-operated wells in Northern California and 6 non-operated wells in Southern and Central California. Our California estimated total proven, developed, and undeveloped net reserves are approximately 9.303 BCFE, according to Royale’s independently prepared reserve report as of December 31, 2020.

Texas

At December 31, 2020, Royale owned and operated interests in 46 wells in its Jameson field. Our Texas estimated total proven, developed, and undeveloped net reserves are approximately 216.6 MBOE, according to Royale’s independently prepared reserve report as of December 31, 2020.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	5,092.76	3,890.17	11,431.00	3,308.42
Texas	7,865.00	7,575.22	640.00	128.00
All Other States	2,347.89	1,439.91	6,481.00	6,481.00
Total	15,305.65	12,905.30	18,552.00	9,917.42

Developed and Undeveloped Leasehold Acreage

As of December 31, 2020, and 2019, Royale owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

Gross and Net Productive Wells

As of December 31, 2020 and 2019, Royale owned interests in the following oil and gas wells in both gross and net acreage:

	2020		2019
	Gross Wells	Net Wells	Gross Wells	Net Wells
Natural Gas	38	12.3241	37	13.0576
Oil	29	19.0597	34	24.0716
Total	67	31.3838	71	37.1292

Drilling Activities

The following table sets forth Royale’s drilling activities during the years ended December 31, 2020 and 2019.  All wells are located in the Continental U.S., in California, Texas, Louisiana, Colorado and Utah.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)
2019	Exploratory	0	0	0	0	0
	Developmental	10	8	2	1.7859	0

2020	Exploratory	0	0	0	0	0
	Developmental	5	5	0	1.2718	0

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

d) A dry well is a well that is not deemed capable of producing hydrocarbons in paying, marketable, quantities.

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

	2020	2019
Net volume
Oil (BBL)	31,210	27,663
Gas (MCF)	160,406	292,472
MCFE	347,666	458,450

Average sales price
Oil (BBL)	$37.96	$54.40
Gas (MCF)	$2.23	$2.82

Net production costs and taxes	$1,397,673	$1,764,538

Lifting costs (per MCFE)	$4.02	$3.85

Reserve Estimates

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. Our internal processes and controls surrounding this process are routinely tested. We also retain outside independent engineering firms to prepare estimates of our Proved Reserves. Management reviews and approves our reserve estimates, whether prepared internally or by third parties. Our Chief Executive Officer oversaw our outside independent engineering firm, Netherland, Sewell & Associates, Inc. ("NSAI"), in connection with the preparation of their estimates of our Proved Reserves as of December 31, 2020. We also regularly communicate with NSAI throughout the year regarding technical and operational matters critical to our reserve estimations. Our Chief Executive Officer, with input from other members of management, is responsible for the selection of our third-party engineering firms and review of the reports generated. Our Chief Executive Officer has over 36 years of experience in the oil and natural gas industry and is a graduate of the University of Oklahoma with a degree in Chemical Engineering. During his career, he has had various relevant responsibilities in technical and leadership roles including asset management, drilling and completions, production engineering, reservoir engineering and reserves management, economic evaluations and field development in U.S. onshore projects. The third-party engineering reports are also provided to the Audit Committee.

Net Proved Oil and Natural Gas Reserves

As of December 31, 2020, Royale had proved developed reserves of 691,831 MCF and total proved reserves of 2,660,456 MCF of natural gas.  For the same period, Royale also had proved developed oil and natural gas liquid combined reserves of 224,893 BBL and total proved oil and natural gas liquid combined reserves of 1,540,968 BBL.

As of December 31, 2019, Royale had proved developed reserves of 2,790,300 MCF and total proved reserves of 4,306,900 MCF of natural gas. For the same period, Royale also had proved developed oil and natural gas liquid combined reserves of 232,200 BBL and total proved oil and natural gas liquid combined reserves of 2,171,000 BBL.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3 Legal Proceedings

None.

Item 4 Mine Safety Disclosures

Not Applicable

PART II

Item 5 Market for Common Equity and Related Stockholder Matters

Royale’s Common Stock is traded on the OTC QB Market under the symbol “ROYL.”  As of December 31, 2020, 54,605,488 shares of Common Stock were held by approximately 5,018 stockholders. As of December 31, 2019, 51,854,136 shares of Royale’s Common Stock were held by approximately 4,160 stockholders.   The following table reflects the high and low quarterly closing sales prices on the Nasdaq Stock Market and OTC QB Market from January 2019 through December 2020:

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2019	$0.35	$0.15	$0.33	$0.23	$0.26	$0.17	$0.19	$0.10
2020	$0.24	$0.07	$0.18	$0.08	$0.18	$0.10	$0.13	$0.08

Transfer Agent

The Company utilizes the independent transfer agent services of American Stock Transfer & Trust Company as its transfer agent.

Dividends

The Board of Directors did not issue cash dividends in either 2020 or 2019. The Board of Directors did declare dividends during 2020 and 2019 on the preferred stock to be Paid In Kind (“PIK”) of 76,290 and 73,473 shares with a respective par value of $762,900 and $734,725, as more fully set forth in Note 7 to our Financial Statements.

Recent Sales of Unregistered Securities

None.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

2020 Challenges

In December 2019, a novel strain of coronavirus (which triggers a respiratory disease called COVID-19) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak has caused a major reduction in the consumption of hydrocarbon-based transportation fuels as airlines have grounded flights worldwide and countries around the world have asked residents to suspend automobile travel. In addition to a substantial loss of demand for crude oil, in March 2020, Saudi Arabia entered into a price war with Russia and added additional supplies of crude oil to an already over supplied market. The result has been a precipitous decline in the price of crude oil received by the Company. As a result, the Company has seen a reduction in its oil and natural gas revenues and resulting cash flows for the year 2020.

General

The following discussion should be read in conjunction with Royale’s Financial Statements and Notes thereto and other financial information relating to Royale included elsewhere in this document.

Since 1993, Royale has primarily acquired and developed producing and non-producing natural gas properties in California. In December 2018, Royale became the operator of a newly acquired field in Texas.   The most significant factors affecting the results of operations are (i) changes in oil and natural gas prices, production levels and reserves, (ii) turnkey drilling activities, and (iii) the increase in future cost associated with abandonment of wells.

Critical Accounting Policies

Revenue Recognition

Royale’s primary business is oil and gas production.  Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered transportation and customer pipelines.  Monthly, price data and daily production are used to invoice customers for amounts due to Royale and other working interest owners.  Royale operates most of its own wells and receives industry standard operator fees (“Supervisory Fees”). Supervisory Fees are recognized as a reduction to the Company’s General and Administrative Expenses.

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

The Company’s Financial Statements include its pro rata ownership of wells.  The Company usually sells a portion of the working interest in each well it drills or participates in to third-party participants and retains a portion of the prospect for its own account.  All results, successful or not, are included at its pro rata ownership amounts: revenue, expenses, assets, and liabilities as defined in FASB ASC 932-323-25 and 932-360.

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

Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred. When a loss is deemed to have occurred and is other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in income.

Business Combinations

From time-to-time, the Company acquires businesses in the oil and gas industry. Businesses are included in the Company’s consolidated financial statements from the date of acquisition. We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (1) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (2) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we report provisional amounts for the items for which the accounting is incomplete. The measurement or allocation period ends once we receive the information we are seeking; however, this period will generally not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. We recognize third-party transaction-related costs as expense currently in the period in which they are incurred.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its’ carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During 2020 and 2019, impairment losses of $0 and $977,682, respectively, were recorded on various capitalized lease and land costs where the carrying value exceeded the fair value or where the leases were no longer viable.

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

The Company sponsors turnkey drilling agreement arrangements in properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as Deferred Drilling Obligations, and then reduced as costs to complete its obligations are incurred with any excess booked against its property account to reduce any basis in its own interest.  Gains on Turnkey Drilling Programs represent funds received from turnkey drilling participants in excess of all costs Royale incurs during the drilling programs (e.g., lease acquisition, exploration and development costs), including costs incurred on behalf of participants and costs incurred for its own account; and are recognized only upon making this determination after Royale’s obligations have been fulfilled.

The contracts require the participants to pay Royale the full contract price upon execution of the agreement.   Royale completes the drilling activities typically between 10 and 30 days after drilling begins.  The participant retains an undivided or proportional beneficial interest in the property, and is also responsible for their proportionate share of operating costs.  Royale retains legal title to the lease.  The participants purchase a working interest directly in the well bore.

In these working interest arrangements, the participants are responsible for sharing in the risk of development, but also sharing in a proportional interest in rights to revenues and proportional liability for the cost of operations after drilling is completed.

Since the participant’s interest in the prospect is limited to the well, and not the lease, the participant does not have a legal right to participate in additional wells drilled within the same lease.  However, it is the Company’s policy to offer to participants in a successful well the right to participate in subsequent wells at the same percentage level as their working interest investment in the prior successful well with similar turnkey drilling agreement terms.

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The Company records a liability for all funds invested as deferred drilling obligations until each individual well is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At December 31, 2020 and 2019, Royale had deferred drilling obligations of $3,127,500 and $5,232,675 respectively.

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

Future realization of a tax benefit sometimes will be expected for a portion, but not all, of a deferred tax asset, and the dividing line between the two portions may be unclear. In those circumstances, application of judgment based on a careful assessment of all available evidence is required to determine the portion of a deferred tax asset for which it is more-likely-than-not a tax benefit will not be realized.

Going Concern

At December 31, 2020, the Company has an accumulated deficit of $82,298,785, a working capital deficiency of $4,044,437 and a stockholders’ deficit of $28,360,701. As a result, our financial statements include a “going concern qualification” reflecting substantial doubt as to our ability to continue as a going concern. See Note 1 to our audited financial statements.  We do not possess funds necessary to implement our 2021 budget. Royale is in the process of selling two property groups and has recorded a current asset of $1.5 million as Long-Term Assets Held for Sale. In addition, we are exploring commitments to provide additional financing, but there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2021 drilling budget and to support future operations.

Results of Operations for the Year Ended December 31, 2020, as Compared to the Year Ended December 31, 2019

For the year ended December 31, 2020, we had a net loss of $8,148,147 compared to the net loss of $348,383 during the year in 2019. The table below reflects the major components of other income and expense.

	Year Ended December 31,
	2020	2019
Loss from Operations	$(2,674,329)	$(845,071)

Other Income (Expense):
Interest Expense	(12,949)	(20,559)
Gain (Loss) on Investment in Joint Venture	(6,185,995)	(397,936)
Gain on Settlement of Payables	166,300	897,708
Other Gain	551,906	172,523
Gain (Loss) on Sale of Assets, net	6,920	(155,048)
Loss Before Income Tax Expense	$(8,148,147)	$(348,383)

In 2020, the majority of the net loss resulted from a $6,185,995 write down of our investment in RMX Resources, LLC, due to year end 2020 reserve valuations and other considerations, see Note 2 – RMX Joint Venture. In 2019, the majority of the loss resulted from a loss from Operations of $845,071.

During the year ended 2020, revenues from oil and gas production decreased $786,472 or 33.8% to $1,542,803 from the 2019 revenue of $2,329,275.  This decrease was due to lower prices realized for the sale of oil and gas in 2020.  The net sales volume of oil for the year ended December 31, 2020 was 31,210 barrels of oil with an average price of $37.96 versus approximately 27,663 barrels with an average price of $54.40 per barrel, for the year in 2019.  This represents an increase in net sales volume of 3,547 barrels or 12.8%. The net sales volume of natural gas for the year ended December 31, 2020, was approximately 160,406 Mcf with an average price of $2.23 per Mcf, versus 292,472 Mcf with an average price of $2.82 per Mcf for the year in 2019.  This represents a decrease in net sales volume of 132,066 Mcf or 45.2%.  The decrease in natural gas production volume was due to certain wells that were offline and waiting on workovers and to lower volumes on existing wells due to natural declines.

Oil and natural gas lease operating expenses decreased by $366.865 or 20.8%, to $1,397,673 for the year ended December 31, 2020, from $1,764,538 for the year in 2019. This was lower in 2020 due to decreases in workover costs and outside operated lease operating costs as certain non-operated wells were offline and waiting on workovers. When measuring lease operating costs on a production or lifting cost basis, in 2020, the $1,397,673 equates to a $4.02 per Mcfe lifting cost versus a $3.85 per Mcfe lifting cost in 2019, mainly due to lower production volumes in 2020.

The aggregate of Supervisory Fees and other income was $45,052 for year ended December 31, 2020, a decrease of $592,856 or 92.9% from $637,908 during the year in 2019. This decrease was mainly due to the loss of service agreement fees through an arrangement with RMX Resources, LLC.

Depreciation, depletion and amortization expense increased to $473,647 from $468,143, an increase of $5,504 or 1.2% for the year ended December 31, 2020, as compared to the year in 2019. The depletion rate is calculated using production by comparing capitalized cost to the recoverable reserves remaining.  This increase in depreciation expense was due to the decrease in reserves owned by the Company as compared to the estimated reserves in the prior year, due to the decrease in oil and gas prices in 2020.

General and administrative expenses increased by $117,413 or 5.9% from $1,991,819 for the year ended December 31, 2019, to $2,109,232 for the year ended 2020. This increase was primarily driven by our absorption of a greater percentage of drilling management costs. Overhead and drilling overhead offset general and administrative costs. Legal and accounting expense decreased to $279,227 for the year in 2020, compared to $751,935 for the year in 2019, a $472,708 or 62.9% decrease.  This decrease was primarily due to higher legal and accounting fees in 2019 as we transitioned to new auditors and to the Matrix post-merger reporting incurred during the year in 2019. Marketing expense for the year ended December 31, 2020, decreased $301,357, or 72.6%, to $113,614, compared to $414,971 for the year in 2019.  Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs. During 2020 fewer marketing events were attended as the governmental mandate against large gatherings was implemented.

At December 31, 2020, Royale had a Deferred Drilling Obligation of $3,127,500. During 2020, we disposed of $6,432,675 of drilling obligations upon completing the drilling of five oil wells, three in California and two in Texas, while incurring expenses of $4,732,213, resulting in a gain of $1,700,462. At December 31, 2019, Royale had a deferred drilling obligation of $5,232,675.  During 2019, we disposed of $11,961,767 of drilling obligations upon completing the drilling of eight natural gas wells and participating in the drilling of two oil wells in California, while incurring expenses of $9,051,859, resulting in a gain of $2,909,908.

During the year in 2020, as disclosed above, we recorded a loss of $6,185,995, on the write down of our investment in joint venture of RMX Resources, LLC, compared to a loss of $397,936 for our 20% share of the RMX Resources net loss of $1,989,680 in 2019. During the fourth quarter we recorded a loss on assets held for sale of $566,858, in anticipation of the sale of certain oil and gas assets during the year in 2021. During the third quarter in 2020, we recorded a gain on other of $271,310 based on the contract agreement with an industry partner in the drilling of two wells. During the year in 2020, we also recorded a gain on other of $280,596 on the receipt of a pre-Matrix merger prepayment refunds. During the year in 2020, we recorded a gain on settlement of $197,800 on the forgiveness of our Small Business Administration (“SBA”)  Paycheck Protection Program (“PPP”) loan and a loss on settlement of $31,500 related to a 2018 seismic sales agreement. During the year in 2019, we recorded geological and geophysical expense of $264,219 related mainly to the acquisition of a seismic survey of a Northern California field, while during the year in 2020, we recorded $14,392 in geological and geophysical expenses. During the year in 2019, we recorded a gain of $897,708, mainly on the reconciliation and settlement of royalties payable.  During the first quarter in 2019, we recorded a loss on the sale of assets of $1,237,126 related a settlement agreement with RMX Resources, LLC. During the fourth quarter of 2019, we recorded a gain on the sale of assets of $1,254,204 on the settlement of contingent liabilities related to the merger with Matrix. During 2019, we also recorded a $172,126 loss on the sale of leases obtained in the merger. During 2019, we recorded a gain on settlement of $834,736 on the reconciliation and settlement of royalties payable. During year in 2019, we recorded a gain of $62,972 on the settlement of accounts payable. During the year in 2019, we recorded a gain of $172,523 on the receipt of tax property tax refunds due to adjusted assessments on certain leases from prior years. We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During 2019, we recorded lease impairments of $977,682, respectively on various lease and land costs that were no longer viable, no lease impairments were recorded in 2020. During the year in 2019, we recorded write downs of $28,343 on certain well equipment that was either written down to their current market value or were no longer useable, no equipment write-downs occurred in 2020.

Bad debt expense for 2020 and 2019 were $1,008,003 and $60,512, respectively.  During the year in 2020, approximately $203,000 was related to revenue receivable from an industry partner whose collectability was in doubt. The other bad debt expenses in 2020 and 2019 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our year-end oil and natural gas reserve values.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.

Interest expense decreased to $12,949 for the year ended December 31, 2020, from $20,559 in 2019, a $7,610 decrease.  This decrease was mainly due to lower principal balances on notes payable during the year in 2020.

In 2020 and 2019, we did not have an income tax expense due to the use of a percentage depletion carryover valuation allowance created from the current and past operations resulting in an effective tax rate less than the new federal rate of 21% plus the relevant state rates (mostly California, 8.8%).

Capital Resources and Liquidity

At December 31, 2020, Royale had current assets totaling $5,070,555 and current liabilities totaling $9,114,992, a $4,044,437 working capital deficit.  We had cash and cash equivalents at December 31, 2020 of $255,112 and restricted cash of $2,146,571 compared to cash and cash equivalents of $1,031,014 and restricted cash of $2,845,515 at December 31, 2019.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe there is some doubt that the Company has the ability to meet liquidity demands through cash-flow from operations.  In that event, the Company will seek alternative capital sources through additional sales of equity or debt securities, or the sale of property, which may not be available at all, or on terms we deem reasonable.

At December 31, 2020, our other receivables, which consist of joint interest billing receivables from direct working interest participants and industry partners, totaled $462,777, compared to $1,189,892 at December 31, 2019, a $727,115 decrease.  This decrease was mainly due to increases in accounts receivable allowances in 2020.  At December 31, 2020, revenue receivable was $204,149, a decrease of $385,002, compared to $589,151 at December 31, 2019, due to lower commodity prices and lower oil and gas production volumes on existing wells.  At December 31, 2020, our accounts payable and accrued expenses totaled $4,161,109, a decrease of $1,869,925 from the accounts payable at December 31, 2019 of $6,031,034, mainly related to payments made on account and lower drilling accruals at year end 2020.

We have not engaged in hedging activities nor do we use derivative instruments to manage market risks.

Operating Activities.  For the years ended December 31, 2020 and 2019, cash used by operating activities totaled $381,116 and $3,489,482, respectively.  This $3,108,336 or 89.1% decrease in cash used was primarily due to decreases in prepaid expenses and accounts payable during the period in 2020 due to the drilling and account payments in 2020.

Investing Activities. Net cash used by investing activities totaled $1,235,485 for the year ended December 31, 2020 versus net cash provided by investing activities of $1,587,821 for the year ended December 31, 2019. During 2020, our turnkey drilling expenditures were lower as we drilled five oil wells, while in 2019, we drilled eight natural gas wells and participated in the drilling of two oil wells. Additionally, during 2020 and 2019 we received approximately $4.3 million and $11 million, respectively, in direct working interest turnkey drilling investments.

Financing Activities.  For the year ended December 31, 2020, net cash provided by financing activities totaled $141,755 versus net cash used by financing activities of $576,852 for the year ended December 31, 2019. During the year in 2020, we received $207,800 in a PPP loan, of which 197,800 was forgiven. We also had principal payments of approximately $66,000 on our notes payable. During 2019, a financing agreement for a seismic survey was recognized when the terms were finalized, on which there were principal payments of approximately $186,000. Additionally, in 2019, there were principal payments of approximately $391,000 on our note with Forza Operating.

Changes in Reserve Estimates

During 2020, our overall proved developed and undeveloped natural gas reserves decreased by 38.2% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 1.5 million cubic feet of natural gas.  This downward revision was mainly the result of a decrease in proved developed natural gas reserves from a decrease in economic life of wells related to a decrease in future expected product price.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-27.

During 2019, our overall proved developed and undeveloped reserves increased by 44.2% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 0.89 million cubic feet of natural gas.  This downward revision was mainly the result of a decrease in proved undeveloped natural gas reserves from drilling locations which the Company had contracted.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-27.

Item 7A     Qualitative and Quantitative Disclosures About Market Risk

Royale is exposed to market risk from changes in commodity prices and interest rates.  In 2020, we sold a portion of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline.  In 2020, our natural gas revenues were approximately $357,587 with an average price of $2.23 per MCF.  At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $36,000.  We currently do not sell any of our natural gas or oil through hedging contracts.

Item 8     Financial Statements and Supplementary Data

See pages F-1, et seq., included herein.

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to give reasonable assurance that information required to be publicly disclosed is recorded, processed, summarized and reported on a timely basis as of the end of the period covered by this annual report. Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weakness that is described below.

Material Weakness and Remediation

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our 2019 consolidated financial statements, management had identified a material weakness that existed because we did not maintain effective controls over our financial close and reporting process, and concluded that the financial close and reporting process needed additional formal procedures to ensure there are appropriate reviews over all financial reporting analysis. Updated procedures have been implemented through the close process for the year ended December 31, 2019, but the material weakness on our financial close and reporting process was not alleviated. We will continue to monitor these throughout 2021 to be able to fully assess whether the procedures and controls are effective.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Other than the remedial activities described above, no changes in our internal control over financial reporting occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 Directors and Executive Officers of the Registrant

All of our directors serve one-year terms from the time of their election to the time their successor is elected and qualified.  The following information is furnished with respect to each director and executive officer who served as such during the fiscal year ended December 31, 2020:

Name	Age	First Became Director or Executive Officer	Positions Held
Robert Vogel (4)	61	2018	Chairman of the Board
Mel G. Riggs (1)(2)(3)(4)	66	2018	Director
Jonathan Gregory	56	2014	Vice-Chair of the Board of Directors
Johnny Jordan	60	2018	Chief Executive and Operating officer and Director
Thomas M. Gladney (1) (2)(3)(4)	68	2018	Director
Karen Kerns (1) (2)(3)(4)	62	2019	Director

(1)	Members of the Audit Committee
(2)	Members of the compensation committee
(3)	Members of the nominations committee
(4)	Members identified as independent

The board has determined that directors Mel G. Riggs, Thomas M. Gladney, Karen Kerns and Robert Vogel qualify as independent directors.

The following summarizes the business experience of each director and executive officer for the past six years.

Robert Vogel – Chairman of the Board

Robert Vogel has been Senior managing Director at Peapack-Gladstone Bank since December 2020. In 2020, Peapack-Gladstone Bank merged the business of Lucas Capital Management, a NJ wealth management firm at which Mr. Vogel was a Principal since 2016. He has started working at Lucas Capital Management in March 2008. He is a seasoned executive with an extensive background in the energy industry. Mr. Vogel previously was Vice President and Treasurer of Hess Corporation. He serves as the Chairman of BlinkNow Foundation, an organization that supports women and children in Nepal. Mr. Vogel holds a BS in Chemical Engineering from the University of Colorado and an MBA from New York University.

Mel G. Riggs – Director

Mr. Riggs has served on the board of directors of NexTier Oilfield Solutions, Inc. (NEX:NYSE) since October 2019. Since July 2018, Mr. Riggs has served on the board of directors of Royale Energy, Inc. (ROYL:OTC). In addition, Mr. Riggs has served on the board of directors of privately held Community National Bank of Midland, Texas since August 2000. Previously, Mr. Riggs served on the board of directors of TransAtlantic Petroleum, Ltd. (TAT:NYSE) from July 2009 until June 2020.

From March 2015 to April 2017, Mr. Riggs served as the President and director of Clayton Williams Energy Inc. (CWEI:NYSE), which was acquired by Noble Energy Inc. (NBL:NYSE) in April 2017 for $2.7 billion. During his tenure with Clayton Williams Energy, Inc., Mr. Riggs also served as the Executive Vice President and Chief Operating Officer of the Company from December 2010 to March 2015 and prior to that position, served as Senior Vice President and Chief Financial Officer of the Company beginning in September 1991.

Since April 2017 Mr. Riggs has served as an officer and director of the Clayton Williams Family Office group of companies. These companies are primarily active in the management of oil and gas minerals and royalties, real estate, agriculture, water, and investments.

Mr. Riggs has served on the boards of the Permian Basin Petroleum Association (PBPA), The Petroleum Club of Midland, and The Texas Business Hall of Fame. Mr. Riggs has extensive knowledge in strategic planning, is an expert in financial matters and is highly qualified to make strategic and operational decisions in the companies with which he is affiliated. Mr. Riggs is a certified public accountant and received a BBA from Texas Tech University in 1977.

Jonathan Gregory – Vice-Chair of the Board of Directors

Mr. Gregory became director of Royale in March 2014 and served as Royale's chief executive officer from September 10, 2015, until June 1, 2018. From _xx 2018 to present, Mr Gregory has served as the CEO of RMX Resources LLC.  Prior to becoming Royale's CEO, Mr. Gregory, from March 2014 to July 2015, served as Chief Financial Officer and Chief Business Development Strategist for Americo Energy Resources, a private exploration and production company located in Houston, Texas, Prior to serving as CFO of Americo Energy, Mr. Gregory was CFO of J&S Oil & Gas, LLC, from April 2012 to February 2014. From December 2004 to April 2012, Mr. Gregory was head of the energy lending group in Houston, Texas for Texas Capital Bank, N.A. Mr. Gregory is presently CEO of RMX Resources, LLC, a private Texas based oil and gas company with oil and gas properties primarily located in California. Mr. Gregory is also a Credit Committee Advisor to Anvil Capital Partners, a private debt capital provider to upstream energy companies. Mr. Gregory graduated from Lamar University in 1986 with a Bachelor's degree in Finance.

Johnny Jordan – Chief Executive Officer, President, Chief Operating Officer and Director

Mr. Jordan is a petroleum engineer with expertise in acquisitions, field economics and reserves analysis, bank negotiations, reservoir and field operations, and multi-team interaction. He was appointed as the Company’s CEO in January 2019, having served on the Board of Directors from the closing of the merger with Matrix in 2018. He previously was the President and served on the Board of Directors of Matrix since its inception in 1999. Mr. Jordan has been active in the oil and gas industry since 1980 beginning as a floor hand on a well service rig. He has held various staff and supervisory positions for Exxon, Mack Energy, Enron Oil and Gas and Venoco Corporation. He was the team leader of a multi-discipline team from 1992 to 1996 that added 455 BCF and 79 MMCFD through acquisitions (71 BCF) and field development (365 wells) in the Val Verde Basin in West Texas. Mr. Jordan has managed acquisition evaluations in many of the oil and gas producing basins in the US. He has coordinated field development for various recovery mechanisms that include waterflood, tertiary flood, water drive oil and gas reservoirs, and pressure depletion fields with gas cap expansion or gravity drainage. Mr. Jordan received a B.S. in Chemical Engineering from the University of Oklahoma in 1983 and is currently a member of the Society of Petroleum Engineers and the American Petroleum Institute.

Thomas M. Gladney – Director

Thomas M. Gladney is now and has been continuously since 2006 President of Bodog Resources LLC, a wholly owned private entity which currently invests in oil and gas assets and he also serves as Executive Vice President and managing partner of Foothill Energy LLC, a private partnership which operates oil and gas wells in California. Mr. Gladney previously served as Executive Vice President of Plains Exploration and Production Company and prior to that worked for Sun Company/Oryx Energy Company as Manager of Offshore Operations, Manager of Gulf Coast Development, and Director of Acquisitions among other positions. He has a BS in Petroleum Engineering from Mississippi State University.

Karen Kerns – Director

Karen Kerns is an attorney with expertise in business contracts, real estate and real estate negotiations and investments. Ms. Kerns held various staff and partner positions with law firms prior to serving as General Counsel for a private REIT with over $400 million in private investor funds from 1998-2010. From 2010 to present, Ms. Kerns operates a private legal practice representing real estate investors and small private REITs in formation, private syndication and business oversight. Ms. Kerns is currently Vice Chair of the Santa Barbara Bowl Foundation, a multimillion-dollar outdoor concert venue located in Santa Barbara, CA and has previously served on the board of directors for numerous nonprofit organizations, as well as a four-year term as an elected member of the Montecito Union School District Board of Education, where she spent one year as president.  Ms. Kerns has a BA in education from the University of Wyoming and a Juris Doctor from the University of Denver Sturm College of Law.

Audit Committee

The board has appointed an audit committee to assist the board of directors in carrying out its responsibility as to the independence and competence of the Company’s independent public accountants. All members of the audit committee are independent members of the board of directors.  The audit committee operates pursuant to an audit committee charter, which has been adopted by the board of directors to define the committee’s responsibilities.  A copy of the audit committee charter is posted on our website, www.royl.com. The board has determined that Robert Vogel qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of the Securities and Exchange Commission.

At the end of 2020, the members of the audit committee were Mel Riggs (Chair), Karen Kerns, and Thomas M. Gladney.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors and executive officers.  The code is posted on our website, www.royl.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale’s directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale with copies of all such reports they file.  Based solely upon a review of the copies of the forms furnished to Royale, or representations from certain reporting persons that no reports were required, Royale believes that no persons failed to file required reports on a timely basis for 2020.

Item 11     Executive Compensation

The following table summarizes the compensation of the chief executive officer, chief financial officer and the one other most highly compensated non-executive employee  of Royale and its subsidiaries during the past three years.

SUMMARY COMPENSATION TABLE

Year	Year	Salary (3)	Bonus	Option Awards (1)	All Other Compensation (2)	Total
Johnny Jordan (5)	2020	$255,769			$7,500	$263,269
(CEO)	2019	$255,769			$-	$255,769
	2018	$213,141			$-	$213,141

Jonathan Gregory (4)	2020	$-			$-	$-
(Vice-Chair)	2019	$-			$-	$-
	2018	$72,909			$9,583	$82,492

Donald Hosmer	2020	$185,177	$49,554		$18,930	$253,661
(Business Development)	2019	$189,344	$95,193		$18,930	$303,467
	2018	$236,331			$18,930	$255,261

Stephen Hosmer	2020	$230,192			$18,906	$249,098
(CFO)	2019	$230,192			$18,906	$249,098
	2018	$230,192		$64,954	$18,750	$313,896

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

(5)     Mr. Jordan became CEO of the Company in January 2019. Mr. Jordan joined the Company upon the merger with the Matrix entities on March 7, 2018.

Stock Options and Equity Compensation; Outstanding Equity Awards at Fiscal Year End

No unvested stock awards were outstanding at the end of 2020.

Compensation Committee Report

Our executive compensation committee has reviewed and discussed the following Compensation Discussion and Analysis with management and, based on its discussion and review, has recommended that the Compensation Discussion and Analysis be included in this annual report.

Members of the Compensation Committee:

Thomas M. Gladney, Karen Kerns (Chair), and Mel Riggs

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

The elements of executive compensation at Royale consist mainly of cash salary and, if appropriate, a cash bonus at yearend.  The compensation committee makes recommendations to the board of directors annually on the compensation of the three top executives:  Johnny Jordan, Chief Executive Officer, Donald H. Hosmer, Business Development, and Stephen M. Hosmer, Chief Financial Officer.

Royale also does not provide extensive personal benefits to its executives beyond those benefits, such as health insurance, that are provided to all employees.  Donald Hosmer and Stephen Hosmer each receive an annual car allowance.

Policy

The compensation committee’s primary responsibility is making recommendations to the board of directors relating to compensation of our officers.  The committee also makes recommendations to the board of directors regarding employee benefits, our defined benefit plans, defined contribution plans, and stock-based plans.

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

Compensation Elements

Base.  Base salaries for our executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by our peers. Base salaries are reviewed annually. The salaries we paid to our most highly paid executive officers and next most highly compensated non-executive officer for the last three years are set forth in the Summary Compensation Table included under Executive Compensation.

Bonus.  The compensation committee meets annually to determine the quantity, if any, of the cash bonuses of executive officers.  The amount granted is based, subjectively, upon the Company’s stock price performance, earnings, revenue, reserves and production.  The committee does not use quantifiable metrics for these criteria; but rather uses each in balance to assess the strength of the Company’s performance.  The committee believes that formulaic approaches to cash incentives can foster an unhealthy balance between short-term and long-term goals.   No cash bonuses were paid to executive officers in 2020 or 2019, other than those listed for Donald Hosmer in the table above.

Compensation of Directors

In 2020, board members or committee member accrued or received fees for attendance at board meetings or committee meetings during the year.  In addition to cash payments, Common Stock was issued in lieu of compensation or reimbursements.  Royale also reimbursed directors for the expenses incurred for their services.

The following table describes the compensation paid to our directors who are not also named executives for their services in 2020.

Name	Fees paid in Cash or Common Stock	Stock awards	Option awards	All Other Compensation	Total
Mel G. Riggs	$44,000	$-	$-	$-	$44,000
Thomas M. Gladney	$44,000	$-	$-	$-	$44,000
Karen Kerns	$44,000	$-	$-	$-	$44,000
Robert Vogel	$44,000	$-	$-	$-	$44,000
Jonathan Gregory	$33,000	$-	$-	$-	$33,000

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

At February 17, 2021, 55,192,846 shares of registrant’s Common Stock were outstanding.

The following table contains information regarding the ownership of Royale’s Common Stock as March 6, 2021, by each director and executive officer of Royale, and all directors and officers of Royale as a group.

Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table below possesses sole voting and investment power with respect to her or his shares.  The holdings reported are based on reports filed with the Securities and Exchange Commission and the Company by the officers and directors.

Insider Holdings
Stockholder (1)	Number	Percent
Stephen M. Hosmer (2)	1,140,229	2.07%
Johnny Jordan (3)	21,195,747	38.40%
Jonathan Gregory (4)	758,409	1.37%
Mel G. Riggs	459,396	*
Karen Kerns	-	*
Thomas M. Gladney	532,203	*
Robert Vogel	471,831	*
All officers and directors as a group	24,557,815	44.49%

*  Less than 1%.

(1)	The mailing address of each listed stockholder is 1870 Cordell Court, Suite 210, El Cajon, California 92020.
(2)	Includes 6,000 shares owned by Stephen M. Hosmer's minor children.
(3)	Includes 9,858,160 shares issuable upon conversion of Series B Convertible Preferred Stock.
(4)	Includes 35,000 shares owned by Mr. Gregory's son.

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

Ownership
Stockholder (1)	Number	Percent
Johnny Jordan (2)	21,195,747	38.40%
Jeff Kerns (3)	18,139,303	32.87%

(1)	The mailing address of each listed stockholder is 1870 Cordell Court, Suite 210, El Cajon, California 92020.
(2)	Includes 9,858,160 shares issuable upon conversion of Series B Convertible Preferred Stock.
(3)	Includes 8,917,540 shares issuable upon conversion of Series B Convertible Preferred Stock.

Item 13     Certain Relationships and Related Transactions

Our Chief Executive, Johnny Jordan, has accrued certain unpaid salaries, which were assumed by the Company. At December 31, 2019 Mr. Jordan was owed $14,648 in accrued unpaid guaranteed payments.

In 2018 the board of directors terminated the policy allowing employees and directors to participate, at cost, in wells drilled by the Company. Under the prior policy our Chief Financial Officer, Stephen Hosmer, had participated individually in 179 wells under the 1989 policy. At December 31, 2020, the Company had a receivable balance of $17,101 due from Stephen Hosmer and $5,385 from Donald Hosmer for normal drilling and lease operating expenses.

At December 31, 2020, we had a total payable of $23,087 due to RMX Resources, LLC and its subsidiary, Matrix Oil Corporation, related to certain lease operating expenses for wells operated by RMX Resources, LLC. For the same period, the Company also had prepaid expenses and other current assets of $239,036 primarily for the drilling of two wells, expected to commence in 2021.

Royale had outstanding accrued unpaid guaranteed payments for unpaid salaries for periods predating their joining the Company due to certain former Matrix employees. At December 31, 2020, the balance due was $1,306,605.

Michael McCaskey and Jeffery Kerns, each former directors of Royale, have consulting agreements to provide services as directed and at the discretion of the Company. Mr. Kerns wife is a director of Royale.

Item 14     Principal Accountant Fees and Services

Moss Adams LLP served as the independent registered accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2020 and 2019.  The aggregate fees billed for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Audit fees (1)	270,375	381,075
Tax fees (2)	-	-
All other fees (3)	-	-
Total	270,375	381,075

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

The Company’s audit committee has adopted policies for the pre-approval of all audit and non-audit services provided by the Company’s independent auditor.  The policy requires pre-approval by the audit committee of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

No representatives of Moss Adams LLP are expected to be present at the annual meeting.  Although the audit committee has the sole responsibility to appoint the auditors as required under the Securities Exchange Act of 1934, the committee welcomes any comments from the Company’s shareholders on auditor selection or performance.  Comments may be sent to the audit committee chair, Mel Riggs, care of the Company’s executive office, 1870 Cordell Court, Suite 210, El Cajon, California 92020.

PART IV

Item 15      Exhibits and Financial Statement Schedules

The agreements included as exhibits to this report are included to provide information about their terms and not to provide any other factual or disclosure information about Royale or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other agreement parties and:

●	should not be treated as categorical statements of fact, but rather as a way of allocating the risk among the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from the way investors may view materiality; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

1.       Financial Statements.  See Index to Financial Statements, page F-1

2.       Schedules.  None.

3.       Exhibits.  Certain of the exhibits listed in the following index are incorporated by reference.

3.2	Amended and Restated Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.3 of Royale Energy’s Form 10-K filed March 27, 2009
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

10.11	Company Agreement of RMX (April 4, 2018), filed as Exhibit 10.1 to the Company’s Form 8-K filed April 10, 2018
10.13	Conveyance of Term Overriding Royalty Interest between Sunny Frog Oil, LLC, and Royale (April 4, 2018), filed as Exhibit 10.3 to the Company’s Form 8-K filed April 10, 2018
10.17	Royale Energy, Inc., 2018 Equity Incentive Plan, filed as Exhibit 99.1 to the Company’s Form S-8 filed October 29, 2018
10.19	Employment Agreement between the Company and Thomas M. Gladney, filed as Exhibit 10.3 to the Company’s Form S-8 filed October 29, 2018
10.20	Employment Agreement between the Company and Jonathan Gregory, filed as Exhibit 10.4 to the Company’s Form S-8 filed October 29, 2018
10.21	Employment Agreement between the Company and Harry E. Hosmer, filed as Exhibit 10.5 to the Company’s Form S-8 filed October 29, 2018
10.22	Employment Agreement between the Company and Barry Lasker, filed as Exhibit 10.6 to the Company’s Form S-8 filed October 29, 2018
10.23	Employment Agreement between the Company and Mel. G. Riggs, filed as Exhibit 10.7 to the Company’s Form S-8 filed October 29, 2018
10.24	Employment Agreement between the Company and Robert Vogel, filed as Exhibit 10.8 to the Company’s Form S-8 filed October 29, 2018
10.25	Employment Agreement between the Company and Michael McCaskey, filed as Exhibit 10.9 to the Company’s Form S-8 filed October 29, 2018
10.26	Employment Agreement between the Company and Jeffrey Kerns, filed as Exhibit 10.10 to the Company’s Form S-8 filed October 29, 2018
10.27	Incentive Stock Option Agreement between the Company and Stephen M. Hosmer, filed as Exhibit 10.11 to the Company’s Form S-8 filed October 29, 2018

21.1	Subsidiaries, filed herewith.
23.2	Consent of Netherland, Sewel & Associates, Inc., filed herewith
31.1	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.
99.1	Report of Netherland, Sewell & Associates, Inc., filed herewith.
99.2	Consolidated Financial Statements of RMX Resources, LLC, filed herewith
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Royale Energy, Inc.

Date: March 30, 2021	/s/ Johnny Jordan
Johnny Jordan
Chief Executive Officer

Date: March 30, 2021	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Chief Financial Officer, Secretary and Principle Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2021	/s/ Robert Vogel
Robert Vogel
Chairman of the Board of Directors

Date: March 30, 2021	/s/ Jonathan Gregory
Jonathan Gregory
Vice-Chair of the Board of Directors

Date: March 30, 2021	/s/ Thomas M. Gladney
Thomas M. Gladney
Director

Date: March 30, 2021	/s/ Karen Kerns
Karen Kerns
Director

Date: March 30, 2021	/s/ Mel Riggs
Mel Riggs
Director

ROYALE ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Royale Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royale Energy, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Drilling Obligation & Gain on Turnkey Drilling

As described in Note 1 to the consolidated financial statements, the Company sponsors turnkey drilling agreement arrangements in proved and unproved properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as Deferred Drilling Obligations. That obligation is reduced as costs to complete are incurred, with any excess cost incurred booked against the Company’s property account to reduce any basis in its own interest. Gain on Turnkey Drilling represents funds received from turnkey drilling participants in excess of all costs the Company incurs during the drilling programs and is recognized only upon making the determination that the Company’s obligations have been fulfilled. For the fiscal year ended December 31, 2020, the Company’s Deferred Drilling Obligation was approximately $3.1 million, and the Gain on Turnkey Drilling  was approximately $1.7 million.

Company management applies significant estimation in determining the expected cost to drill a well and to develop the well site, and significant judgment in determining when they have fulfilled their obligations under the Private Placement Memorandums triggering the recognition of turnkey gain. Both factors may impact the amount and timing of the recognition of a turnkey gain and involve a high degree of auditor judgement related to the matter. These factors were the principal considerations that led us to determine that Deferred Drilling Obligation and Gain on Turnkey Drilling is a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

●	Selecting a sample of wells and:

●	Obtaining the master spreadsheet for each selected well, recalculating the worksheet for clerical accuracy, and sampling the direct working interest (DWI) investors;

●

Obtaining signed field subscription agreement for each selected investor in each well, verifying the investment ownership amount per the signed field subscription agreement agreed to the amount invested and the number of units within the master spreadsheet, vouching the cash received from the DWI investors, and agreeing the significant terms to the related Private Placement Memorandum;

●	Obtaining a schedule of costs incurred to drill the selected well, recalculating the schedule for clerical accuracy, and obtaining support from management to substantiate the costs incurred; and

●

Obtaining evidence substantiating the timing and amount of the recognition of turnkey gain pertaining to a sample of wells drilled and assessing that the recognition of the turnkey gain was appropriate as defined under the terms of the Private Placement Memorandums.

San Diego, California

March 30, 2021

We have served as the Company’s auditor since 2019.

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2020	2019
ASSETS
Current Assets:
Cash and Cash equivalents	$255,112	$1,031,014
Restricted Cash	2,146,571	2,845,515
Other Receivables, net	462,777	1,189,892
Revenue Receivables	204,149	589,151
Assets Held For Sale	1,529,141	-
Prepaid Expenses and Other Current Assets	233,769	376,587
Prepaid Drilling to RMX Resources, LLC	239,036	2,680,155
Total Current Assets	5,070,555	8,712,314

Investment in Joint Venture	-	6,185,995
Other Assets	583,554	708,554
Right of Use Asset - Operating Leases	229,516	392,774
Oil and Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	2,541,001	4,590,990

Total Assets	$8,424,626	$20,590,627

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31,

	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$4,161,109	$6,031,034
Royalties Payable	623,405	623,405
Notes Payable	132,624	55,573
Due RMX Resources, LLC	23,087	32,367
Operating Leases - Current	178,120	162,272
Asset Retirement Obligation - Current	869,147	-
Deferred Drilling Obligations	3,127,500	5,232,675

Total Current Liabilities	9,114,992	12,137,326

Noncurrent Liabilities:
Asset Retirement Obligation	2,478,350	3,632,423
Operating Leases - Non-current	52,937	231,071
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Accrued Liabilities - Non-current	1,306,605	1,306,605

Total Liabilities	14,569,089	18,923,630

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3.5% annual dividend, 2,221,622 shares issued as of December 31, 2020	22,216,238	-

Stockholders’ Equity:
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized, 2,145,332 shares issued / outstanding at December 31, 2019	-	21,453,338

Common Stock, .001 Par Value, 280,000,000 Shares Authorized 54,605,488 and 51,854,136 shares issued / outstanding at December 31, 2020 and 2019 respectively	54,605	51,854

Additional Paid in Capital	53,883,479	53,549,543

Accumulated Deficit	(82,298,785)	(73,387,738)

Total Stockholder’s Equity (Deficit)	(28,360,701)	1,666,997

Total Liabilities and Stockholders’ Equity	$8,424,626	$20,590,627

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Revenues:
Sale of Oil and Gas	$1,542,803	$2,329,275
Supervisory Fees and Other	45,052	637,908
Total Revenues	1,587,855	2,967,183

Costs and Expenses:
Lease Operating	1,397,673	1,764,538
Impairment	-	977,682
Geological and Geophysical Expense	14,392	264,219
Well Equipment Write Down	-	28,343
Depreciation, Depletion and Amortization	473,647	468,143
Bad Debt Expense	1,008,003	60,512
General and Administrative	2,109,232	1,991,819
Legal and Accounting	279,227	751,935
Marketing	113,614	414,971
Loss on Assets Held For Sale	566,858	-
Total Costs and Expenses	5,962,646	6,722,162

Gain on Turnkey Drilling	1,700,462	2,909,908

Loss from Operations	(2,674,329)	(845,071)

Other Income (Expense):
Interest Expense	(12,949)	(20,559)
Loss on Investment in Joint Venture	(6,185,995)	(397,936)
Gain on Settlement of Payables	166,300	897,708
Other Gain	551,906	172,523
Gain (Loss) on Sale of Assets	6,920	(155,048)
Loss Before Income Tax Expense	(8,148,147)	(348,383)
Provision for Income Taxes	-	-
Net Loss	(8,148,147)	(348,383)

Basic Loss Per Share	(0.17)	(0.02)
	-
Diluted Loss Per Share	(0.17)	(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Shares	Common Amount	Preferred Shares	Preferred Amount	APIC	ACD	Total
December 31, 2018 Balance	49,421,387	$49,421	2,071,861	$20,718,613	$53,023,350	$(72,304,630)	$1,486,754
Stock Issued in lieu of Compensation	2,432,749	2,433	-	-	526,193	-	528,626
Preferred Series B 3.5% Dividend	-	-	73,473	734,725	-	(734,725)	-
Net Loss	-	-	-	-	-	(348,383)	(348,383)
December 31, 2019 Balance	51,854,136	51,854	2,145,334	$21,453,338	$53,549,543	$(73,387,738)	$1,666,997

	Common Shares	Common Amount	Preferred Shares	Preferred Amount	APIC	ACD	Total
December 31, 2019 Balance	51,854,136	$51,854	2,145,334	$21,453,338	$53,549,543	$(73,387,738)	$1,666,997
Stock Issued in lieu of Compensation	2,751,352	2,751	-	-	333,936		336,687
Reclassify Preferred B to Mezzanine	-	-	(2,164,054)	(21,640,538)	-	-	(21,640,538)
Preferred Series B 3.5% Dividend	-	-	18,720	187,200	-	(762,900)	(575,700)
Net Loss	-	-	-	-	-	(8,148,147)	(8,148,147)
December 31, 2020 Balance	54,605,488	$54,605	-	$-	$53,883,479	$(82,298,785)	$(28,360,701)

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(8,148,147)	$(348,383)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation, Depletion, and Amortization	473,647	468,143
Impairment	-	977,682
(Gain) Loss on Sale of Assets	(6,920)	155,048
Gain on Turnkey Drilling	(1,700,462)	(2,909,908)
(Gain) Loss on Settlement of Accounts Payable	(166,300)	(897,708)
Loss on Investment in Joint Venture	6,185,995	397,936
Bad Debt Expense	1,008,003	60,512
Loss on Assets Held For Sale	566,858	-
Geological & Geophysical Costs	14,392	264,219
Gain on Other	(271,310)	(172,523)
Stock-Based Compensation	336,687	528,626
Well Equipment and Other Assets Write Down		28,343
Right of Use Asset Depreciation	10,945	-
(Increase) Decrease in:
Other & Revenue Receivables	46,210	84,372
Prepaid Expenses and Other Assets	2,583,937	(2,679,919)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(1,305,371)	866,092
Royalties Payable		(9,386)
Due to Affiliate	(9,280)	(302,628)
Net Cash Used in Operating Activities	(381,116)	(3,489,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Oil and Gas Properties	(5,562,985)	(9,393,338)
Proceeds from Turnkey Drilling	4,327,500	10,981,159
Proceeds from Sale of Assets	-	-
Net Cash (Used In) Provided by Investing Activities	(1,235,485)	1,587,821

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Long-Term Debt	(66,045)	(390,840)
Proceeds from Long-Term Debt	207,800
Seismic Financing Agreement Payments		(186,012)
Net Cash Provided by (Used In) Financing Activities	141,755	(576,852)

Net Increase (Decrease) in Cash	(1,474,846)	(2,478,513)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	3,876,529	6,355,042

Cash, Cash Equivalents, and Restricted Cash at End of Year	$2,401,683	$3,876,529
Cash Paid for Interest	$12,949	$20,559

Cash Paid for Taxes	$5,559	$19,374

Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Increase (Decrease) in Capital Accrued Balance	$(487,323)	$(94,546)
Series B Paid-In-Kind Dividends	$762,900	$734,725
Issuance of Common Stock for Accrued Compensation Expense	$-	$-

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

Estimated quantities of crude oil and condensate, NGLs and natural gas reserves is a significant estimate that requires judgment. All of the reserve data included in this Form 10-K are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and condensate, NGLs and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and condensate, NGLs and natural gas reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil and condensate, NGLs and natural gas that are ultimately recovered. See Note 17 – Supplemental Information About Oil and Gas Producing Activities (Unaudited) for further detail.

Other items subject to estimates and assumptions include the carrying amounts of accounts receivable, property, plant and equipment, equity method investments, asset retirement obligations, and valuation allowances for deferred tax assets, among others. Although we believe these estimates, actual results could differ from these estimates.

Liquidity and Going Concern

The primary sources of liquidity have historically been issuances of common stock, oil and gas sales through ongoing operations and the sale of oil and gas properties.  There are factors that give rise to substantial doubt about the Company’s ability to meet liquidity demands, and we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, the sale of oil and natural gas property participation interests through our normal course of business and the sale of non-strategic assets. At December 31, 2020, the Company has $1.529 million in Long Lived Assets Held for Sale.

The Company’s 2020 consolidated financial statements reflect a working capital deficiency of $4,044,437 and a net loss from operations of $2,674,329. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Correction of Immaterial Errors in Previously Issued Financial Statements

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2019, the Company concluded that the Statement of Cash Flows for the year ending December 31, 2019, contained immaterial errors related to the classification of payments arising from operating leases and to the quantification of the amount of capital expenditures that had been accrued for but not yet paid. These immaterial errors have been corrected for the comparative period, resulting in an increase in cash flows used in operating activities of $239,362; an increase in cash flows provided by investing activities of $94,546; and a decrease in cash flows used in financing activities of $144,816 for the period ending December 31, 2019. These immaterial errors did not have any impact on our financial position, net loss or total cash flow for the period ending December 31, 2019.

Restricted Cash

Royale sponsors turnkey drilling arrangements in proved and unproved properties. The contracts require that participants pay Royale the full contract price upon execution of the drilling agreement. Each participant earns an undivided interest in the well bore at the completion of the well. A portion of the funds received in advance of the drilling of a well from a working interest participant are held for the expressed purpose of drilling a well. If something changes, the Company may designate these funds for a substitute well. Under certain conditions, a portion of these funds may be required to be returned to a participant. Once the well is drilled, the funds are used to satisfy the drilling cost. Royale classifies these funds prior to commencement of drilling as restricted cash based on guidance codified as under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 230-10-50-8. In the event that progress payments are made from these funds; they are recorded as Prepaid Expenses and Other Current Assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows.

	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$255,112	$1,031,014
Restricted cash	2,146,571	2,845,515
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	2,401,683	3,876,529

Other Receivables

Our other receivables consist of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At December 31, 2020 and 2019, the Company established an allowance for uncollectable accounts of $2,582,093 and $1,791,162, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue. During 2020 and 2019, the Company closed a number of accounts as uncollectable, offsetting the allowance in the amount of $2,553 and $519,333 respectively.

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

Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred as called for under ASC 323, Investments—Equity Method and Joint Ventures. When a loss is deemed to have occurred and is other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in income.

The earnings from RMX reflected in these financial statements as Investment in JV, reflect our share of net earnings or losses directly attributable to this equity method investment. We evaluated our investment in RMX as of December 31, 2019, and determined that any losses were not other than temporary. At December 31, 2020, we evaluated our investment in RMX and determined that our investment was impaired as further described in Note 2 – RMX Joint Venture.

Revenue Recognition

A significant portion of our revenues are derived from the sale of crude oil, condensate, natural gas liquids (“NGLs”) and natural gas under spot and term agreements with our customers.

	Year Ended December 31,
	2020	2019
Oil & Condensate Sales	$1,184,680	$1,504,936
Natural Gas Sales	357,587	824,339
NGL Sales	536	-
	$1,542,803	$2,329,275

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

Impairment

We evaluate our oil and gas producing properties, including capitalized costs of exploratory wells and development costs, for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Oil and gas producing properties are reviewed for impairment on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure or contractual terms that cause economic interdependency amongst separate, discrete fields. Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future net cash flows or, if available, comparable market value. We evaluate our unproved property investment and record impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, this amount is reported in exploration expenses in our consolidated statements of income. During 2020 there were no impairment losses, while 2019 the Company recorded impairment losses of $977,682, on various capitalized base and land costs as well as certain fields acquired through the merger with the matrix entities.

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

Long-Lived Assets Classified as Held for Sale

Royale classifies long-lived assets as Held-for-Sale when the criteria of ASC 360-10-45-9 through 45-11, Impairment and Disposal of Long-Lived Assets, have been met. This criterion is listed below:

●	Management has committed to a plan to sell the asset;
●	The asset group is available for immediate sale in its present condition;
●	An active program is underway to locate potential buyers;
●	The sale is probable within one year;
●	The asset group is being marketed at a price that is reasonable relative to its current fair value; and
●	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn.

Assets held for sale are carried at the lower of cost or fair market value less cost of disposal in current assets. If the Company retains the responsibility for the P&A, equipment removal or site restoration, the associated anticipated expense is carried as current ARO. The Company has two property groups that are being Held for Sale as further described in Note 17 – Long-Lived Assets Held for Sale.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At December 31, 2020 and 2019, Royale Energy had Deferred Drilling Obligations of $ 3,127,500 and $5,232,675, respectively.

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

Income (Loss) Per Share

Basic and diluted losses per share are calculated as follows:

	Year Ended December 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
Net Loss	$(8,148,147)	$(8,148,147)	$(348,383)	$(348,383)
Less: Preferred Stock Dividend	762,900	762,900	734,725	734,725
Less: Preferred Stock Dividend in Arrears	-	-	-	-
Net Loss Attributable to Common Shareholders	(8,911,047)	(8,911,047)	(1,083,108)	(1,083,108)
Weighted average common shares outstanding	53,292,647	53,292,647	50,871,447	50,871,447
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	53,292,647	53,292,647	50,871,447	50,871,447
Per share:
Net Loss	$(0.17)	$(0.17)	$(0.02)	$(0.02)

For the years ended December 31, 2020 and 2019, Royale Energy had dilutive securities of 25,137,267 and 23,947,519 respectively. These securities were not included in the dilutive loss per share due to their antidilutive nature.

Stock Based Compensation

Royale has a stock-based employee compensation plan, which is more fully described in Note 11 – Stock Compensation Plan. The Company has adopted ASC 718, Compensation – Stock Compensation, for share-based payments. This topic requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It further establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee stock ownership plans.

Income Taxes

Royale utilizes the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with the Income Taxes Topic of the ASC 740. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Under the Topic, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported net amounts.

Fair Value Measurements

According to Fair Value Measurements and Disclosures guidance as provided by ASC 820 and 825, assets and liabilities that are measured at fair value on a recurring and nonrecurring basis in period subsequent to initial recognition, the reporting entity shall disclose information that enable users of its financial statements to assess the inputs used to develop those measurements and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period.

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

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions

At December 31, 2020 and 2019, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of ASC 410, Asset Retirement and Environmental Obligations. The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 – Oil and Gas Properties, Equipment and Fixtures for further discussion of the Company’s asset retirement obligations.

Accounts Payable and Accrued Expenses

At December 31, 2020 and 2019, the components of accounts payable and accrued expenses consisted of:

	2020	2019
Trade Payables including accruals	2,264,562	3,107,012
Direct working interest investors related accruals	1,277,428	1,811,649
Current drilling efforts accrued expenses	20,924	508,246
Accrued Liabilities	391,434	393,245
Employee related accruals	196,014	195,998
Deferred rent	10,747	14,884
Federal and State income taxes payable	-	-
	4,161,109	6,031,034

Accrued – Non-current

At December 31, 2020, the Company had non-current accrued liabilities of $1,306,605 and accrued unpaid guaranteed payment of $1,616,205, due to certain Matrix principals, from periods prior to the merger with the Matrix entities during March of 2018.

Business Combinations

From time-to-time, the Company acquires businesses in the oil and gas industry. Royale primarily targets businesses in geological basins that the Company considers to be in a focus area. Businesses are included in the consolidated financial statements from the date of acquisition.

We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (1) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (2) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we report provisional amounts for the items for which the accounting is incomplete. The measurement or allocation period ends once we receive the information we are seeking; however, this period will generally not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. We recognize third-party transaction-related costs as expense currently in the period in which they are incurred.

Changes in Accounting Standards

Recently Adopted

ASU 2017-04, Simplifying the test for goodwill impairment

In January 2017, FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value. This guidance simplifies the accounting as compared to prior Generally Accepted Accounting Principles “GAAP.” This ASU was effective for SEC filers beginning after December 15, 2019. Adoption of this standard did not have a material impact on our consolidated financial statements.

ASU 2018-13, Changes to the fair value disclosure requirements

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This pronouncement modifies, eliminates and adds disclosure requirements for fair value measurements. This ASU was effective for SEC filers beginning after December 15, 2019. Adoption of this standard did not have a material impact on our consolidated financial statements.

ASU 2020-04, Changes to the fair value disclosure requirements

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the effects of Reference Rate Reform on Financial Reporting. This pronouncement provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition away from LIBOR. This new ASU is eligible to be applied upon release and has various transition requirements. The Company acquired certain hedge contracts with the merger with the Matrix Companies in 2018. Those hedge contracts were transferred to RMX with the formation of the RMX Joint Venture as more fully described in Note 2 – RMX Joint Venture. The transition from LIBOR currently taking place in the financial markets will not have any impact on the Company or its existing financial instruments or agreements.

ASU 2018-18, Clarifying the interaction between ASC 808 and ASC 606

In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). This pronouncement clarifies that certain transactions between collaborative partners should be accounted for as revenue under Topic 606 (Revenue Recognition) when one is a customer of the other. Adoption of this standard did not have a material impact on our consolidated financial statements.

Not Adopted

ASU 2016-13, Credit Impairment

In June of 2016, the FASB issued ASC Topic 326, Financial Instruments – Credit Losses. This new guidance replaces the current incurred loss impairment model with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. This new Current Expected Credit Losses (“CECL”) model applies to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and financial assets measured at fair value, and (4) beneficial interests in securitized financial assets. This ASU was effective for SEC filers beginning after December 15, 2019; however, on November 15, 2019, the FASB issued ASU 2019-10, which delayed the effective date for “smaller reporting companies.” Therefore, ASU 2016-13 is effective for "smaller reporting companies" (as defined by the Securities and Exchange Commission) such as Royale, for fiscal years beginning after December 15, 2022, including interim periods within those years, and must be adopted under the modified retrospective method. Entities may adopt ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those years. Adoption of this standard is not expected to have a material impact on our consolidated financial statements and cash flows.

NOTE 2 – RMX JOINT VENTURE

RMX Joint Venture

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

Royale accounts for its ownership interest in RMX following the equity method of accounting, in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

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

RMX Joint Venture MSA

As part of the joint venture, RMX entered into a Master Service Agreement (“MSA”) calling for Royale Energy to provide land, engineering and support services for the joint venture.  For these services, Royale received $180,000 per month for the period April 2018 through March 2019.  These amounts are included in Supervisory Fees, Service Agreement and Other as more fully described in Note 1.

On December 31, 2018, Royale was formally notified of RMX’s intent to terminate the MSA as of March 31, 2019. The Termination Notice called for Royale to continue to provide accounting and other services through March 31, 2019.

RMX Joint Venture Post-Closing

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

Royale continues to be liable for the payment of all royalties and suspended funds incurred prior to March 1, 2018. Also, as part of this Settlement Agreement, RMX will offer Royale the right, but not the obligation to participate in a portion of the working interest, in a number of wells to be drilled in the Sansinena, Sempra, Whittier and/or East LA properties in Los Angeles County, California. The minimum number of wells to be offered to Royale in each year is 2 net wells as determined by an agreed upon methodology. The Agreement also calls for certain credits toward future drilling costs of the offered wells. The Company recorded a loss of $1,237,126 on the settlement, recorded in Loss on Sale of Assets in the Statement of Operations during 2019.

In conjunction with the merger between the Matrix entities and Royale, there were $1,254,204 of assets included on the books of Matrix for which documentary support could not be identified. At December 31, 2018, the Company concluded that these amounts were a contingent liability and recorded them in Current - Accrued Liabilities. On October 11, 2019, the Company received documentary support enabling management to conclude that the liability was no longer probable and should be derecognized. The Company recorded a gain of $1,254,204 on extinguishment, recorded in Loss on Sale of Assets in the Statement of Operations during 2019.

The RMX Joint Venture, like any Joint Venture investment following the equity method, is subject to ASC 323-10-35-31 and 32, impairment testing. During the 4th quarter of 2020, Royale received the RMX engineering reserve report prepared by an independent outside engineering firm. The report reflected reserve values for RMX that were below the Company’s expectations. As a result, of this and on-going market conditions along with the contractual terms of Royale’s investment in RMX, management performed an impairment test. Royale considered the waterfall formula as called for under its agreements with RMX as well as the preferred return owed to other partners. As part of this computation, Royale applied a discounted cash flow test as called for under ASC 820-10-55-5(c) and 5(d) incorporating the time value of money and risk premium. In our test, we considered factors including, most significantly, the estimated market value of the reserves of RMX and the amount of preferred return owed to other partners. As a result of this analysis and the fact that Management does not believe the values reflected in this most recent reserve report are temporary, Royale does not expect to realize the entire carrying amount of the RMX investment. Therefore, the entire amount of $6,185,995 is impaired and was taken to the Statement of Operations.

Additional reasons that Royale considers this impairment to be permanent is that these assets are located in California close to urban dwellings and subject to increasing regulatory scrutiny. Further, the current state administration has indicated a strong desire to impose increasing regulations on oil and gas producing properties thereby reducing their economic value.

Because the Company does not expect the value of the RMX Joint Venture to improve to a level where the water-fall profit sharing formula will provide value to Royale, the Company is no longer providing summarized financial information on the RMX investment in its financial statements or its reserve disclosures.

Listed below is summarized information the Company’s investment in RMX:

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
	RMX Resources, LLC	RMX Resources, LLC
Balance Sheet:
Total Assets	$77,168,147	$72,401,841
Total Liabilities	$46,213,651	$41,573,426
Members Equity	$30,954,496	$30,828,415
Results of Operations:
Net operating revenue	$9,376,395	$16,392,305
Income (Loss) from operations	$(3,352,584)	$1,456,290
Net income	$126,081	$(2,091,239)

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of:

	Year Ended December 31,
	2020	2019
Oil and Gas
Producing properties, including intangible drilling costs	$5,672,457	$7,792,156
Undeveloped properties	13,993	46,990
Lease and well equipment	3,317,718	3,304,565
	$9,004,168	$11,143,711
Accumulated depletion, depreciation and amortization	(6,467,626)	(6,559,182)
Net capitalized costs Total	2,536,542	4,584,529

Commercial and Other	2020	2019
Real estate, including furniture and fixtures	$-	$-
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,097,428
	1,137,489	1,137,489
Accumulated depreciation	(1,133,030)	(1,131,028)
	4,459	6,461
Net capitalized costs Total	$2,541,001	$4,590,990

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed at December 31:

	Year Ended December 31,
	2020	2019
Acquisition - Proved	-	-
Acquisition - Unproved	-	-
Development	5,306,639	9,680,298
Exploration	-	-

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB ASC requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2020 and 2019. We did not charge any previously capitalized exploratory well costs to expense upon adoption of Topic.  Undeveloped properties are not subject to depletion, depreciation or amortization.

Year Ended December 31,
	2020	2019
Beginning balance at January 1	-	-

Additions to capitalized exploratory well costs pending the determination of proved reserves	-	-

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	-	-

Ending balance at December 31	-	-

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) are as follows:

	Year Ended December 31,
	2020	2019
Oil and gas sales	$1,542,803	$2,329,275
Production-related costs (Lease Operating)	(1,397,673)	(1,764,538)
Impairment	-	(977,682)
Depreciation, depletion and amortization	(473,647)	(468,143)

Results of operations from producing and exploration activities	$(328,517)	$(881,088)
Income Taxes (Benefit)	-	-

Net Results	$(328,517)	$(881,088)

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Asset Retirement and Environmental Obligations Topic of the ASC 410-20 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  The ARO is recorded at the estimated fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. Accretion expense is included as part of Depreciation, Depletion and Amortization in the Consolidated Statement of Operations. The fair value (as provided in ASC 820 guidance) of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  The provisions of this Topic apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, development, and operation of a long-lived asset. There were no changes in estimates for the year ended December 31, 2020. During the year ended December 31, 2019, the Company recorded $922,698 in increased costs related to estimates for abandonment of its’ share of certain California oil properties. These estimates relate to properties likely to be abandoned in the current period. As a result, the Company recorded them as impairment expense at year end 2019.

	2020	2019
Asset retirement obligation
Beginning of the year	$3,632,422	$2,366,456
Liabilities incurred during the period	29,323	210,643
Settlements	(508,538)	-
Merger Additions	-	-
Sales	-	(33,026)
Changes in estimates	-	922,698
Accretion expense	194,290	165,651
Reclassification to ARO - current	(869,147)	-
End of year	$2,478,350	$3,632,422

The Company records accretion expense as part of Depreciation, Depletion and Amortization

NOTE 5 – NOTES PAYABLE

On October 3, 2018, the Company issued a promissory note for a principal amount of $517,585 to Forza Operating, LLC. At an interest rate of 5.5%. Beginning October 3, 2018, principal and interest is due and payable in 12 monthly installments of $44,428. The note was the result of an agreement regarding the plugging and abandonment of the CL&F #1 and the CL&F #1 SWD wells. The Company agreed to include the current joint interest billing balance due to Forza Operating of $233,367 and Royale’s share of future plugging and abandonment costs of $284,218. At December 31, 2020 and 2019, Royale Energy had Notes Payable of $132,624 and $55,573, respectively, as a current liability.

On November 2, 2020, in conjunction with the PPP loan forgiveness described in Note 16 – Coronavirus Aid, Relief, And Economic Security Act (“CARES Act”), Royale’s entered into a loan for $10,054 to be repaid through monthly interest and principal payments of $560 beginning December 1, 2020, with the final payment of $613 scheduled for April 23, 2022. The loan is being amortized over 18 months at an annual interest rate of 1.00 percent with the last payment being a balloon payment to complete the loan repayment.

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

On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Tax Act”). The Tax Act permanently reduces the U.S. federal corporate tax rate from a maximum 35% to 21%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limits the deduction of interest expense for certain companies. ASC 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin (“SAB”) 118 that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of enactment. For the period ending December 31, 2018, the Company re-measured the applicable deferred tax assets based on the rates at which they are expected to reverse. The gross deferred tax assets and liabilities have been adjusted and a corresponding offset has been recorded to the full valuation allowance against the Company’s net deferred tax assets, which resulted in no net effect to its provision for income taxes and effective tax rate. No other provisional adjustments have been made as a result of the Act.

Significant components of the Company’s deferred assets and liabilities at December 31, 2020 and 2019, respectively, are as follows:

	2020	2019
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$361,444	$367,149
Net Operating Loss	7,361,230	6,489,891
Other	583,281	595,990
Share-Based Compensation	86,510	86,510
Capital Loss / AMT Credit Carry Forward	9,458	9,458
Charitable Contributions Carry Forward	3,396	3,890
Allowance for Doubtful Accounts	671,861	466,060
Oil and Gas Properties and Fixed Assets	4,860,069	5,404,787
Investment in RMX Joint Venture	342,569	(1,238,551)
Section 481(a) Adjustments	(107,432)	(214,859)
	$14,172,386	$11,970,325
Valuation Allowance	(14,172,386)	(11,970,325)
Net Deferred Tax Asset	$-	$-

The Company recorded a full valuation allowance against the net deferred tax assets in 2016.  At the end of 2017, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, Royale and its management concluded it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2019.  The Company will assess the realizability of the deferred tax assets at least yearly and make appropriate updates as needed.  Royale Energy, Inc. and its subsidiaries have available net operating loss carryforwards of $27.5 million generated in tax years ended before January 1, 2018, which if not utilized, begin to expire in the year 2027. Royale Energy, Inc. has no net operating loss carryforwards generated after December 31, 2017, which can be carried forward indefinitely.

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2020 and 2019, respectively, to pretax income is as follows:

	2020	2019
Tax (benefit) computed at statutory rate of 21% at December 31, 2020 and 2019, respectively	$(1,708,463)	$(71,680)

Increase (decrease) in taxes resulting from:
Meals & Entertainment	740	1,583
PPP Loan Forgiveness	(41,538)	-
Prior-year true-up for Books	(126,541)	1,461,914
Deferred State Taxes, net of federal benefit	(330,367)	214,161
Other non-deductible expenses	4,108	59,674
Change in valuation allowance	2,202,061	(1,665,652)
Provision (benefit)	-	-

The components of the Company’s tax provision are as follows:

	2020	2019
Current tax provision (benefit) - federal	$-	$-
Current tax provision (benefit) - state	-	-
Deferred tax provision (benefit) - federal	-	-
Deferred tax provision (benefit) - state	-	-
Total provision (benefit)	$-	$-

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

NOTE 7 – SERIES B PREFERRED STOCK

Pursuant to the terms of the Merger all Class A limited partnership interests of Matrix Investments, LP (“Matrix Investments”) were exchanged for Royale Common stock using conversion ratios according to the relative value of the Class A limited partnership interests, and $20,124,000 of Matrix Investments preferred limited partnership interests were converted into 2,012,400 shares of Series B Convertible Preferred Stock of Royale. The Board of Directors of Royale Energy, prior to the merger, authorized 3,000,000 shares of Series B Convertible Preferred, which carries a liquidation preference and a 3.5% annual dividend, payable quarterly in cash or Paid-In-Kind (“PIK”) shares. The Series B Convertible Preferred Stock is convertible at the option of the security holder at the rate of ten shares of common stock for one share of Series B Convertible Preferred Stock. The Series B Preferred Stock has never been registered under the Securities Exchange Act of 1934, and no market exists for the shares. Additionally, the Series B Convertible Preferred shares will automatically convert to common at any time in which the Volume Weighted Average Price (“VWAP”) of the common stock exceeds $3.50 per share for 20 consecutive trading days, the shares are registered with the SEC and the volume of common shares trades exceeds 200,000 shares per day. The shareholders of the Series B Convertible Preferred may vote the number of shares into which they would be entitled to convert, beginning in 2020.

In accordance with ASC 480-10-S99-1.02, the Company has determined that the conversion or redemption of these shares are outside the sole control of the Company and that they should be classified in mezzanine or temporary equity as redeemable noncontrolling interest beginning at the reporting period, ended March 31, 2020.

For 2020 and 2019, the board authorized the payment of each quarterly dividend of Series B Convertible Preferred shares, as Paid-In-Kind shares (“PIK”) to be paid immediately following the end of the quarter. For the 12 months ending December 31, 2020, the Company issued 76,290 shares with a value of $762,900. During 2020 and 2019, no cash was used to pay dividends on Series B preferred shares.

NOTE 8 – COMMON STOCK

During the year 2020 and 2019, the Company issued shares of its Common Stock in lieu of cash payments for salaries, fees or incentives to various officers and board members, including our CEO.

NOTE 9 – OPERATING LEASES

The Company has two office leases. One at 1870 Cordell Court, El Cajon, California, the location of its corporate offices and one at 104 W. Anapamu, Santa Barbara, California, the location of the Company’s CEO and engineering team. The corporate office lease was entered into on August 31, 2016 and expires on October 31, 2021, with initial monthly payments of $6,148 with escalations. The lease in Santa Barbara was initiated in December of 2006 and, through several extensions and renewals, will expire in March of 2022.

The Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our finance leases. For our real estate operating leases, we have only considered the fixed portion of our lease payment commitment and have excluded the variable components from the capitalized ROU and lease liability.

Lease expense for operating as well as finance leases are included in General and Administrative expense and interest expense on the Consolidated Statement of Operations, while the lease expense for those leases that are short-term are included in Oil and Gas Lease Operating Expenses. The amounts are as follows:

	Year Ended December 31,
	2020	2019
Operating lease expense	200,836	184,374
Financing lease expense	19,137	10,757
Operating - short-term	-	7,886
Short Term - field	6,000	6,000
Total lease expense	225,973	209,017

The following tables summarized the operating and financing lease obligations.

Lease Obligations	Operating Lease Obligations	Financing Lease Obligations	Total Lease Obligations
2021	$179,630	12,588	192,218
2022	24,408	12,588	36,996
2023	-	12,588	12,588
Thereafter	-	7,343	7,343
Total undiscounted lease payments	$204,038	45,107	249,145
Less: Amount representing interest	13,679	4,409	18,088
Total Operating & Financing lease liabilities	$190,359	40,698	231,057
Current lease liabilities as of December 31, 2020	$167,578	10,542	178,120
Long-term lease liabilities as of December 31, 2020	$22,781	30,156	52,937

NOTE 10 – RELATED-PARTY TRANSACTIONS

Significant Ownership Interests

Our Chief Executive, Johnny Jordan, has accrued certain unpaid salaries, which were assumed by the Company. At December 31, 2020, Mr. Jordan was owed $14,648, in accrued unpaid guaranteed payments.

Our Chief Financial Officer, Stephen Hosmer, has participated individually in 179 wells under the 1989 policy.  During 2020 and 2019, Stephen did not participate in fractional interests.  At December 31, 2020, the Company had a receivable balance of $17,101 due from Stephen Hosmer for normal drilling and lease operating expenses.

Donald Hosmer has participated individually in 179 wells under the 1989 policy. During 2020 and 2019, Donald did not participate in fractional interests. At December 31, 2020, Royale had a receivable balance of $5,385 due from Donald Hosmer for normal drilling and lease operating expenses.

At December 31, 2020 and 2019, we had a total payable of $23,087 and $32,367, respectively, due to RMX Resources, LLC and its subsidiary, Matrix Oil Corporation, related to certain lease operating expenses for wells operated by RMX Resources, LLC. For the same periods, the Company also had prepaid expenses and other current assets of $239,036 and $2,680,155, respectively. The prepaid amount where primarily for the drilling of wells.

Royale had outstanding accrued unpaid guaranteed payments for unpaid salaries for periods predating their joining the Company due to certain former Matrix employees.  At December 31, 2020, the balance due was $1,306,605.

Michael McCaskey and Jeffery Kerns, each former directors of Royale, have consulting agreements to provide services as directed and at the discretion of the Company. Mr. Kerns wife is a director.

NOTE 11 – STOCK COMPENSATION PLAN

There were no stock options issued during 2020 and 2019.

NOTE 12 – SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2020 and 2019, were $41,921 and $30,336 respectively.

NOTE 13 – ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and ensure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy’s business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2020 or 2019.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 14 – CONCENTRATIONS

The Company bids its gas sales on a month-to-month basis and generally sells to a single customer without commitment to future gas sales to any particular customer. The Company normally sells approximately 32% of its monthly natural gas production to one customer on a month-to-month basis.  Since we are able to sell our natural gas to other readily available customers, the loss of any one customer would not have an adverse effect on our overall sales operations.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution for our interest-bearing accounts in the years ended December 31, 2020 and 2019.   At December 31, 2020 and 2019, cash in banks exceeded the FDIC limits by approximately $1.9 million and $3.4 million, respectively. The Company has not experienced any losses on deposits.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – CORONAVIRUS AID, RELIEF, AND ECONOMIC SECURITY ACT (“CARES ACT”)

In December 2019, a novel strain of coronavirus (which triggers a respiratory disease called COVID-19) was reported in Wuhan, China. The World health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak has caused a major reduction in the consumption of hydrocarbon-based transportation fuels as airlines have grounded flights worldwide and countries around the world have asked residents to suspend automobile travel. In addition to a substantial loss of demand for crude oil, In March, Saudi Arabia entered into a price war with Russia and added additional supplies of crude oil to an already over supplied market. The result has been a precipitous decline in the price of crude oil received by the Company. As a result, the Company has seen a reduction in its oil and gas revenues and resulting cash flows for the year 2020.

The CARES Act provided tax benefits and potential loans/grants for businesses and non-profits. On April 13, 2020, the Company successfully completed the process to obtain a $207,800 PPP loan through the SBA with Bank of Southern California (“BSC”) under the CARES Act. The interest rate was 1.00 percent per year fixed with a two-year term and all payments deferred for six months subject to loan forgiveness as provided for under the CARES Act. On November 2, 2020, Royale’s loan with BSC was paid down by $198,846 ($197,800 in principal and $1,046 in interest) as a result of completing the process of loan forgiveness under the terms of the CARES Act. The loan balance of $10,054 will be repaid through monthly interest and principal payments of $560 beginning December 1, 2020, with the final payment of $614 scheduled for April 23, 2022. The loan is being amortized over 18 months at an annual interest rate of 1.00 percent with the last payment being a balloon payment to complete the loan repayment.

On the Statement of Cash Flows, the Company has shown this PPP loan as a cash inflow from financing activities, principal repayments as cash outflows from financing activities, and interest payments as outflows from operating activities.  The amounts of principal and interest forgiven are shown as reconciling items to net loss in determining net cash used in operating activities.

Under the updated regulations, the forgiveness of PPP loan in not taxable income. Additionally, expenses submitted in support of the PPP loan forgiveness remain deductible for the purpose of tax reporting. Prior IRS positions in Notice 2020-32 and Rev Ruling 2020-27 no longer apply.

NOTE 17 – LONG-LIVED ASSETS HELD FOR SALE

Assets held for sale are carried at lower of cost or fair value less cost to sell. Listed below are the two current groups of properties that the Company has defined as long-lived assets held for sale in accordance with ASC 360-10-45.

East Los Angeles

The Company and its joint venture partner, RMX, have entered into a purchase and sales agreement as well as a second amendment to that certain purchase and sales agreement extending the closing date to the second quarter of 2021. The Company carries these assets on the books for $1.9 million with an ARO amount of approximately $1.1 million for the existing wells and facilities located on the properties providing a net book value of approximately $0.846 million. The sale would require the Company to plug and abandon the wells on the property and remove and restore the surface land with an estimated cost of $0.721 million. The sale price is approximately $1.0 million to the Company. Therefore, the Company will record a loss on the pending sale of these properties of $0.567 million and reflect Assets Held for Sale of $1.0 million reflected in current assets with an ARO balance of $0.721 million in current liabilities.

Texas Properties

The Company and its partners in these producing properties have exchanged document drafts of a purchase and sales agreement during 2021. The Company has a net book value for the properties of $0.381 million including an ARO liability of $0.149 million and expects to receive approximately $0.700 million at the consummation of the sale. Negotiations are ongoing with the sale expected to close during the second quarter of 2021. The Company is reflecting these properties at $0.529 million in Assets Held for Sale in current assets.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2021, the date these financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, except as noted below or already recognized or disclosed.

Texas Properties

The Purchase and Sales Agreement for the Texas properties was executed between all the parties on February 18, 2021, with closing anticipated in the 2nd quarter of 2021.

NOTE 19 – SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineering consultant Netherland, Sewell & Associates, Inc., the net reserve value of its proved developed and undeveloped reserves was approximately $20.8 million at December 31, 2020, based on the average Henry Hub natural gas price spot price of $1.985 per MCF and for oil volumes, the average West Texas Intermediate price of $39.54 per barrel as applied on a field-by-field basis.  Netherland, Sewell & Associates, Inc. provided reserve value information for the Company’s California, Texas, Oklahoma, Utah and Louisiana properties. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures.  These estimates do not include probable or possible reserves.

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

These estimates are furnished and calculated in accordance with requirements of the FASB and the SEC.  Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited.  Estimates of future net cash flows presented do not represent Management’s assessment of future profitability or future cash flows to Royale Energy.  Management’s investment and operating decisions are based upon reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and upon different price and cost assumptions from those used here.

It should be recognized that applying current costs and prices and a 10 percent standard discount rate does not convey absolute value.  The discounted amounts arrived at are only one measure of the value of proved reserves.

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2020 and 2019, and changes in such quantities during each of the years then ended, were as follows:

Total Proved Reserves
	2020		2019
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Beginning of period	2,171,000	4,306,900	1,146,400	2,986,200
Revisions of previous estimates	(646,080)	(1,515,637)	1,052,086	(890,032)
Production	(31,210)	(160,406)	(27,663)	(292,472)
Extensions, discoveries and improved recovery	47,290	29,643	22,042	2,516,046
Merger Acquisition			-	-
Purchase of minerals in place			-	-
Sales of minerals in place			(21,865)	(12,842)

Proved reserves end of period	1,541,000	2,660,500	2,171,000	4,306,900

Proved Developed
	2020		2019
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed reserves:

Beginning of period	232,200	2,790,300	148,600	1,914,900

End of period	224,900	691,900	232,200	2,790,300

Proved Undeveloped
	2020		2019
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved undeveloped reserves:

Beginning of period	1,938,800	1,516,600	997,800	1,071,300

End of period	1,316,100	1,968,600	1,938,800	1,516,600

At December 31, 2020, our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 1,515,637 MCF of natural gas. This downward revision was mainly the result of a decrease in proved developed natural gas reserves from drilling locations which the Company had contracted.   At December 31, 2020, our previously estimated proved developed and undeveloped oil reserve quantities were revised downward by approximately 646,080 BBL of oil. This downward revision was mainly the result a decrease in the price of oil, which resulted in a decrease in the economic life.

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

•

The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year-end estimates. Estimated future development costs by year are as follows:

2021	8,954,000
2022	6,750,000
2023	1,404,500
Thereafter	-
17,108,500

The resulting future net revenue streams are reduced to present value amounts by applying a 10 percent discount.

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

Changes in standardized measure of discounted future net cash flow from proved reserve quantities

The standardized measure of discounted future net cash flows is presented below for the years ended December 31, 2020 and 2019.

This statement discloses the sources of changes in the standardized measure from year to year. The amount reported as “Net changes in prices and production costs” represents the present value of changes in prices and production costs multiplied by estimates of proved reserves as of the beginning of the year. The “accretion of discount” was computed by multiplying the 10 percent discount factor by the standardized measure on a pretax basis as of the beginning of the year. The “Sales of oil and gas produced, net of production costs” are expressed in actual dollar amounts. “Revisions of previous quantity estimates” is expressed at year-end prices. The “Net change in income taxes” is computed as the change in present value of future income taxes.

	2020	2019
Future cash inflows	65,939,300	143,045,000
Future production costs	(28,008,100)	(28,967,400)
Future development costs	(17,108,400)	(20,587,800)
Future income tax expense	(6,246,840)	(28,046,940)

Future net cash flows	14,575,960	65,442,860

10% annual discount for estimated timing of cash flows	(7,134,925)	(35,801,989)

Standardized measure of discounted future net cash flows	7,441,035	29,640,871

Sales of oil and gas produced, net of production costs	(351,478)	(624,744)

Revisions of previous quantity estimates	(31,231,533)	14,035,099
Net changes in prices and production costs	(617,847)	(14,331,770)
Sales of minerals in place	-	(272,507)
Purchases of minerals in place		-
Merger Acquisition		-
Extensions, discoveries and improved recovery	587,311	2,157,052
Accretion of discount	(100,504)	2,900,123

Net change in income tax	9,514,215	(4,868,296)

Net increase (decrease)	(22,199,836)	(1,005,043)

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves.  The following table estimates the costs to develop and produce our proved reserves in the years 2021 through 2023.

	2021	2022	2023
Future development cost of:
Proved developed reserves (PDP)	-	-	-
Proved non-producing reserves (PDNP)	54,000	-	-
Proved undeveloped reserves (PUD)	8,900,000	6,750,000	1,404,500

Total	8,954,000	6,750,000	1,404,500

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