Form 10-Q
period 2021-03-31
Royale Energy, Inc.
filed 2021-05-14
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021	Commission File No. 000-55912

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At May 4, 2021, a total of 55,760,696 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	310,617	255,112
Restricted Cash	1,999,256	2,146,571
Other Receivables, net	526,252	462,777
Revenue Receivables	208,534	204,149
Assets Held for Sale	1,529,141	1,529,141
Prepaid Expenses	55,380	233,769
Prepaid Drilling to RMX Resources, LLC	183,916	239,036
Total Current Assets	4,813,096	5,070,555

Right of Use Assets - Leases	184,881	229,516
Other Assets	583,554	583,554
Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	2,441,623	2,541,001
Total Assets	8,023,154	8,424,626

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	(unaudited)

Current Liabilities:
Accounts Payable and Accrued Expenses	4,622,556	4,161,109
Royalties Payable	623,405	623,405
Notes Payable	123,123	132,624
Due to RMX Resources, LLC	23,087	23,087
Asset Retirement Obligation - Current	869,147	869,147
Deferred Drilling Obligation	2,747,439	3,127,500
Operating Leases - Current	142,072	178,120
Total Current Liabilities	9,150,829	9,114,992

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Operating Leases - Long Term	44,502	52,937
Asset Retirement Obligation	2,502,907	2,478,350
Total Liabilities	14,621,048	14,569,089

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized	22,407,956	22,216,238

Stockholders' Equity (Deficit):
Common Stock, .001 Par Value, 280,000,000 Shares Authorized	55,628	54,605
Additional Paid in Capital	54,001,192	53,883,479
Accumulated Deficit	(83,062,670)	(82,298,785)

Total Stockholders' Equity (Deficit)	(29,005,850)	(28,360,701)

Total Liabilities and Stockholders' Equity (Deficit)	8,023,154	8,424,626

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 3 months ended	For the 3 months ended
	March 31, 2021	March 31, 2020
Revenues:
Oil, NGL and Gas Sales	398,937	374,485
Supervisory Fees and Other	2,326	9,329
Total Revenues	401,263	383,814
Costs and Expenses:
Oil and Gas Lease Operating	300,162	403,453
Depreciation, Depletion and Amortization	124,405	79,935
Bad Debt Expense	74	186,168
Legal and Accounting	218,763	86,535
Marketing	39,049	34,394
General and Administrative	564,983	521,063
Total Costs and Expenses	1,247,436	1,311,548

Gain on Turnkey Drilling	264,780	37,775

(Loss) From Operations	(581,393)	(889,959)
Other Income (Expense):
Interest Expense	(835)	(4,030)
Gain (Loss) on Settlement of Accounts Payable	10,061	(31,500)
Gain on Investment in Joint Venture	-	1,309,851
Income (Loss) Before Income Tax Expense	(572,167)	384,362

Net Income (Loss)	(572,167)	384,362
Less: Preferred Stock Dividend	191,718	187,200
Net Income (Loss) Available to Common Stock	(763,885)	197,162

Shares Used in Computing Basic Net Loss Per Share	55,144,668	52,113,929

Basic and Diluted (Loss) Per Share	(0.01)	0.00
Shares Used in Computing Diluted Net Loss Per Share	55,144,668	77,262,954
Diluted Net Income (Loss) Per Share	(0.01)	0.00

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(572,167)	384,362
Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	124,405	79,935
(Gain) on Turnkey Drilling Programs	(264,780)	(37,775)
(Gain) Loss on Settlement of Accounts Payable	(10,061)	31,500
(Gain) on Investment in Joint Venture	-	(1,309,851)
Bad Debt Expense	74	186,168
Stock Based Compensation	118,736	53,336
Right of use asset depreciation	2,740	2,734
Changes in assets and liabilities
Other & Revenue Receivables	(67,934)	190,205
Prepaid Expenses and Other Assets	233,509	564,244
Accounts Payable and Accrued Expenses	410,062	(869,090)
Due to Affiliate	-	(9,280)
Net Cash (Used in) Operating Activities	(25,416)	(733,512)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(1,524,806)	(1,719,948)
Proceeds from Turnkey Drilling Programs	1,461,000	1,175,000
Net Cash (Used in) Investing Activities	(63,806)	(544,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(2,588)	(58,010)
Net Cash (Used in) Financing Activities	(2,588)	(58,010)

Net (Decrease in) Cash and Cash Equivalents	(91,810)	(1,336,470)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,401,683	3,876,529
Cash, Cash Equivalents, and Restricted Cash at End of Period	2,309,873	2,540,059
Cash Paid for Interest	835	4,030
Cash Paid for Taxes	4,344	2,850

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Increase (Decrease) in Capital Accrued Balance	51,945	954,707

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock Series B
	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
December 31, 2019 Balance	51,854,136	51,854	2,145,334	21,453,338	53,549,543	(73,387,738)	1,666,997
Stock Issued in lieu of Compensation	377,763	377	-	-	52,959	-	53,336
Preferred Series B 3.5% Dividend	-	-	18,720	187,200	-	(187,200)	-
Net Loss	-	-	-	-	-	384,362	384,362
Reclassify Preferred B to Mezzanine	-	-	(2,164,054)	(21,640,538)	-	-	(21,640,538)
March 31, 2020 Balance	52,231,899	52,231	-	-	53,602,502	(73,190,576)	(19,535,843)

	Common Stock		Preferred Stock Series B
	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
December 31, 2020 Balance	54,605,488	54,605	-	-	53,883,479	(82,298,785)	(28,360,701)
Stock Issued in lieu of Compensation	1,023,413	1,023	-	-	117,713	-	118,736
Preferred Series B 3.5% Dividend	-	-	-	-	-	(191,718)	(191,718)
Net Loss	-	-	-	-	-	(572,167)	(572,167)
March 31, 2021 Balance	55,628,901	55,628	-	-	54,001,192	(83,062,670)	(29,005,850)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Liquidity and Going Concern

The primary sources of liquidity have historically been issuances of common stock, oil and gas sales through ongoing operations and the sale of oil and gas properties. There are factors that give rise to substantial doubt about the Company’s ability to meet liquidity demands, and we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, the sale of oil and natural gas property participation interests through our normal course of business and the sale of non-strategic assets. At March 31, 2021, the Company has $1.529 million in Long Lived Assets Held for Sale (see Prospective East LA Sale below).

At March 31, 2021, the Company’s consolidated financial statements reflect a working capital deficiency of $4,337,733 and a net loss from operations of $581,393. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Prospective East LA Sale

The Company and its joint venture partner, RMX, have entered into a purchase and sales agreement as well as a second amendment to that certain purchase and sales agreement extending the closing date to the second quarter of 2021. The Company carries these assets on the books for $1.9 million with an ARO amount of approximately $1.1 million for the existing wells and facilities located on the properties providing a net book value of approximately $0.846 million. The sale would require the Company to plug and abandon the wells on the property and remove and restore the surface land with an estimated cost of $0.721 million. The sale price is approximately $1.0 million to the Company. At December 31, 2020 the Company recorded a loss on the pending sale of these properties of $0.567 million and reflect Assets Held for Sale of $1.0 million reflected in current assets with an ARO balance of $0.721 million in current liabilities.

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

	For the three months ended March 31
	2021	2020
Oil & Condensate Sales	$312,569	$240,841
Natural Gas Sales	86,368	133,644
NGL Sales	-	-
Total	$398,937	$374,485

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

These Turnkey Agreements are managed by the Company for the participants of the well. The collections of pre-drilling AFE amounts are segregated by the Company and the gains and losses on the Turnkey Agreements are recorded in income or expense at the time of the casing point election in accordance with ASC 932-323-25 and 932-360. The Company manages the performance obligation for the well participants and only records revenue or expense at the time the performance obligation of the Turnkey Agreement has been satisfied. Funds received in excess of cost are recognized as Gain on Turnkey Drilling, while cost that exceed participant funds are recorded as capitalized drilling costs.

Restricted Cash

Prior to commencement of drilling, Royale classifies turnkey drilling funds as restricted cash based on guidance codified as under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 230-10-50-8. In the event that progress payments are made from these funds, they are recorded as Prepaid Expenses and Other Current Assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	March 31, 2021	December 31, 2020
Cash and Cash Equivalents	$310,617	$255,112
Restricted Cash	1,999,256	2,146,571
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,309,873	$2,401,683

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

At year-end 2020, we evaluated our investment in RMX and determined that an allowance for the full value of the asset was warranted. As a result of the valuation allowance, the Company has not included any gain or loss on its Investment in Joint Venture for the period ended March 31, 2021. During the period ended Mach 31, 2020, the Company recorded a gain of $1,309,851 reflecting our share of net earnings or losses directly attributable to this equity method investment. For the period ending March 31, 2021, no gain or loss was recorded as a result of the valuation allowance.

Other Receivables

Other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected. The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At March 31, 2021 and December 31, 2020, the Company maintained an allowance for uncollectable accounts of $2,582,093, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At March 31, 2021 and December 31, 2020, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis. The Company estimates asset retirement obligations (ARO’s) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the ARO’s are based on discounted cash flow projections using numerous estimates, assumptions and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock, (“Preferred”), has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. In the third quarter of 2020, the Board of Directors authorized the issuance of Preferred shares, for the settlement of dividends accumulated through December 31, 2021. The Company accrued $191,718 and $187,200 for dividends related to the Preferred shares during the first quarters of 2021 and 2020, respectively. Each quarter, the Company charges retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred. For further information regarding the Preferred Stock see Note 3, below.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (which triggers a respiratory disease called COVID-19) was reported in Wuhan, China. The World health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak has caused a major reduction in the consumption of hydrocarbon-based transportation fuels as airlines have grounded flights worldwide and countries around the world have asked residents to suspend automobile travel. In addition to a substantial loss of demand for crude oil, in March, Saudi Arabia entered into a price war with Russia and added additional supplies of crude oil to an already over supplied market. The result was a precipitous decline in the price of crude oil received by the Company in 2020. At March 31, 2021, the price of West Texas Intermediate crude oil had reached $59.16 per barrel.

ACCOUNTING STANDARDS

Recently Adopted

ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 simplifying the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing certain exceptions contained in existing guidance, and clarifying or amending existing guidance to simplify other income tax accounting matters. The Company adopted this new standard on January 1, 2021, and there was no material impact on its condensed consolidated financial statements.

Not Yet Adopted

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

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$5,672,457	$5,672,457
Undeveloped properties	14,463	13,993
Lease and well equipment	3,317,718	3,317,718
	9,004,638	9,004,168

Accumulated depletion, depreciation & amortization	(6,567,107)	(6,467,626)
Net capitalized costs Total	2,437,531	2,536,542

Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,097,428
	1,137,489	1,137,489
Accumulated depreciation	(1,133,397)	(1,133,030)
	4,092	4,459
Net capitalized costs Total	$2,441,623	$2,541,001

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

Royale Energy estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts and whether carrying amounts should be impaired. The Company performs the evaluation of carrying amounts at least annually or when economic events or commodity prices indicate that a substantial and measurable change in future cash flows has occurred. Cash flows used in impairment evaluations are developed using updated evaluation assumptions for crude oil and natural gas commodity prices. . Annual volumes are based on field production profiles, which are also updated annually.

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During the three months ended March 31, 2021 and 2020, no impairment losses were incurred.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At March 31, 2021 and December 31, 2020, Royale Energy had Deferred Drilling Obligations of $2,747,439 and $3,127,500, respectively.

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

For 2021 and 2020, the board authorized the payment of each quarterly dividend of Series B Convertible Preferred shares, as “PIK” to be paid immediately following the end of the quarter. For the quarter ending March 31, 2021, the Company issued 19,172 shares with a value of $191,718. During 2021 and 2020 no cash was used to pay dividends on Series B preferred shares.

NOTE 4 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	For the period ending
	March 31, 2021		March 31, 2020
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(572,167)	(572,167)	$384,362	$384,362
Less: Preferred Stock Dividend	191,718	191,718	187,200	187,200
Less: Preferred Stock Dividend In Arrears	-	-	-	-
Net Income (Loss) Attributable to Common Shareholders	(763,885)	(763,885)	197,162	197,162
Weighted Average Common Shares Outstanding	55,144,668	55,144,668	52,113,929	52,113,929
Effect of Dilutive Securities	-	-	-	25,149,025
Weighted Average Common Shares, including Dilutive Effect	55,144,668	55,144,668	52,113,929	77,262,954
Per Share:
Net Income (Loss)	$(0.01)	(0.01)	$0.00	$0.00

For the three months ended March 31, 2021, Royale Energy had dilutive securities of 26,119,183. These securities were not included in the dilutive loss per share, due to their antidilutive nature.

NOTE 5 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At the end of 2015, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, the Company concluded it is not “more-likely-than-not” its deferred tax assets will be realized. As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2021.

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at March 31, 2021 and 2020, respectively, to pretax income is as follows:

	For the quarter ended
	March 31, 2021	March 31, 2020

Tax expense (benefit) computed at statutory rate of 21% at March 31, 2021 and 2020, respectively	$(116,427)	$82,795

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	(1,924)	224
Change in valuation allowance	118,351	(83,019)
Provision (benefit)	$-	$-

NOTE 6 – ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2021, in lieu of cash payments for salaries and board fees, Royale issued 1,023,413 shares of its Common stock valued at approximately $118,736 to an executive officer and board members, compared to the issuance of 377,763 shares issued with an approximate value of $53,336 in the same period of 2020.

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

RESULTS OF OPERATIONS

In late 2019 and continuing into 2021, there was a global outbreak of novel coronavirus (COVID-19) that has resulted in changes in global supply and demand of certain mineral and energy products. While the direct and indirect negative impacts that may affect the Company cannot be determined, they could have a prospective material impact. For more information, see Item 3 below.

For the three months ended March 31, 2021, we had a net loss of $572,167 compared to the net income of $384,362, during the three months ended March 31, 2020. The difference was primarily the result of a gain of $1.3 million relating to our equity method investment in RMX recorded during the three months ended March 31, 2020. During the fourth quarter in 2020, it was determined that an allowance for the full value of the asset was warranted so there was no comparative gain or loss in the current year period.

During the first three months of 2021, revenues from oil and gas production increased $24,452 or 6.5% to $398,937 from the 2020 first three months revenues of $374,485. This increase was mainly due to higher oil and natural gas commodity prices. The net sales volume of oil and condensate for the three months ended March 31, 2021, was approximately 5,574 barrels with an average price of $56.08 per barrel, versus 5,031 barrels with an average price of $47.87 per barrel for the first three months of 2020. This represents an increase in net sales volume of 543 barrels or 10.8%. This increase was due to wells drilled and placed into production during the year in 2020 and to lower volumes produced during the first quarter of 2020. The net sales volume of natural gas for the three months ended March 31, 2021, was approximately 29,659 Mcf with an average price of $2.91 per Mcf, versus 52,453 Mcf with an average price of $2.55 per Mcf for the same period in 2020. This represents a decrease in net sales volume of 22,794 Mcf or 43.5%. The decrease in natural gas production volume was due to certain wells that were offline and waiting on workovers and to lower volumes on existing wells due to natural declines.

Oil and natural gas lease operating expenses decreased by $103,291 or 25.6%, to $300,162 for the three months ended March 31, 2021, from $403,453 for the same period in 2020. This was lower due mainly to decreases in outside operated lease operating costs as certain non-operated wells were either disposed of during the year in 2020 or offline and waiting on workovers.

Depreciation, depletion and amortization expense increased to $124,405 from $79,935, an increase of $44,470 or 55.6% for the three months ended March 31, 2021, as compared to the same period in 2020. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was due to increased capitalized well costs for wells drilled during 2020 and to a decrease in expected recoverable reserves which increased the depletion rate.

At March 31, 2021, Royale Energy had a Deferred Drilling Obligation of $2,747,439. During the first three months of 2021, we disposed of $1,841,061 of drilling obligations upon completing the drilling of two oil wells in Texas, while incurring expenses of $1,576,280, resulting in a gain of $264,780. At March 31, 2020, Royale Energy had a Deferred Drilling Obligation of $4,025,589. During the first three months of 2020, we disposed of $2,382,086 of drilling obligations upon completing the drilling of two wells, one oil well in Southern California and one oil well in Texas, while incurring expenses of $2,344,311, resulting in a gain of $37,775.

General and administrative expenses increased by $43,920 or 8.4% to $564,983 for the three months ended March 31, 2021, from $521,063 for the same period in 2020. This increase was mainly due to absorption of a greater percentage of drilling management costs. Production and drilling overhead offset general and administrative costs. During the first quarter of 2020 four wells were completed. Marketing expense for the three months ended March 31, 2021, increased $4,655, or 13.5%, to $39,049, compared to $34,394 for the same period in 2020. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $218,763 for the three month period in 2021, compared to $86,535 for the same period in 2020, a $132,228 or 152.8% increase. These increases were primarily due to the timing of the receipt of invoices for audit related expenses during the periods in 2021 and 2020.

During the three months ended March 31, 2020, we recorded a gain of $1,309,851, on investment in joint venture as our 20% share of RMX Resources, LLC’s. As a result of recognizing an impairment for the full value of the investment, the company did not recognize any gain or loss in subsequent periods. See note Equity Method Investment in Note 1 above.

During the quarter ended March 31, 2021, we recorded a gain on settlement of $10,061 due to the payment by the SBA of the remaining balance on our PPP loan obtained in 2020. During the three months ended March 31, 2020, we recorded a loss on settlement of $31,500 related to a 2018 seismic sales agreement.

Bad debt expense for the periods ended March 31, 2021 and 2020 were $74 and $186,168, respectively. During the period in 2020 approximately $106,000 was related to revenue receivable from an industry partner whose collectability was in doubt. Approximately $80,000 of the expenses in 2020 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our period end oil and natural gas reserve values. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful. By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.

Interest expense decreased to $835 for the three months ended March 31, 2021, from $4,030 for the same period in 2020, a $3,195 decrease. This decrease was mainly due to lower principal balances on notes payable during the three-month period in 2021.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2021, we had current assets totaling $4,813,096 and current liabilities totaling $9,150,829, a $4,337,733 working capital deficit. We had $310,617 in cash and $1,999,256 in restricted cash at March 31, 2021, compared to $255,112 in cash and $2,146,571 in restricted cash at December 31, 2020.

In accordance with ASC 480-10-S99 the Company reclassified the Series B Convertible Preferred Stock from Permanent Equity to Mezzanine capital as a result of the change in voting rights provided at the time it of issuance. For more information, see Note 3 – Series B Convertible Preferred Stock.

At March 31, 2021, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $526,252, compared to $462,777 at December 31, 2020, a $63,475 increase. This increase was mainly due to higher receivables from direct working interest owners for lease operating expenses for new wells that began production at the end of 2020. At March 31, 2021, revenue receivable was $208,534, an increase of $4,385, compared to $204,149 at December 31, 2020, due to higher commodity prices during the quarter in 2021. At March 31, 2021, our accounts payable and accrued expenses totaled $4,622,556, an increase of $461,447 from the accounts payable at December 31, 2020, of $4,161,109, which was mainly due to drilling costs of two wells during the first quarter in 2021.

The Company has had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $4,337,733 and an accumulated deficit of $83,062,670. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If the Company is unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on the Company’s business, results of operations, financial position and liquidity. Additionally, management has, and plans to continue, to increase revenue and reduce overhead and Lease Operating Expense (LOE) costs.

Operating Activities. Net cash used by operating activities totaled $25,416 and $733,512 for the three months ended March 31, 2021 and 2020, respectively. This decrease in cash used was mainly due to the difference in accounts payable and accrued expenses during the quarters related mainly to the wells drilled during the periods.

Investing Activities. Net cash used by investing activities totaled $63,806 and $544,948 for the three months ended March 31, 2021 and 2020, respectively. During the period in 2021, we received approximately $1.46 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $1.5 million in the drilling and completing of two Texas oil wells. During the period in 2020, we received approximately $1.2 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $1.7 million in the drilling and completing of one Southern California oil well and one Texas oil wells.

Financing Activities. Net cash used by financing activities totaled $2,588 and $58,010 for the three months ended March 31, 2021 and 2020, respectively. During the period in 2021, the total used was for financing lease payments while during the period in 2020, approximately $56,000 were principal payments on our notes payable and $2,437 was for financing lease payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In late 2019 and continuing into 2021, there was a global outbreak of COVID-19 that has resulted in changes in global supply and demand of certain mineral and energy products. While the direct and indirect negative impacts that may affect the Company cannot be determined, they could have a prospective material impact to the Company's operations, cash flows and liquidity, primarily related to the decline in product price, in part, as a result of a decline in demand related to “shelter-in-place” orders by various governmental bodies.

Our major market risk exposure relates to pricing of oil and gas production, which during the period in 2020 resulted in historically low prices due to stay at home orders. The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production. Prices have been volatile for the last several years and have become even more unpredictable in the current period. We expect that volatility to continue. Our monthly average oil and condensate prices ranged from a high of $58.06 per barrel to a low of $54.85 per barrel and our monthly average natural gas prices ranged from a high of $3.64 per Mcf to a low of $2.56 per Mcf for the first three months of 2021.

Item 4. Controls and Procedures

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the review by the CFO and CEO, the material weakness was identified as listed below.

●

In connection with the audit of our 2020 consolidated financial statements, management has identified a material weakness that exists because we did not maintain effective controls over our financial close and reporting process, and has concluded that the financial close and reporting process needs additional formal procedures to ensure there are appropriate reviews occur on all financial reporting analysis. Management is in the process of designing and implementing updated control procedures that it believes will mitigate this material weakness.

Because of the material weaknesses described above, our management was unable to conclude that our internal control over financial reporting was effective as of the end of period to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Except for the actions described above that were taken to address the material weakness, there were no changes in our internal controls during the period ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the material weakness described above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal periods presented in conformity with U.S. generally accepted accounting principles. In addition, the material weakness described did not result in the restatements of any of our audited or unaudited consolidated financial statements or disclosures for any previously reported periods.

INTERNAL CONTROL OVER FINANCIAL REPORTING AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: May 14, 2021	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: May 14, 2021	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer