Form 10-Q
period 2021-06-30
Royale Energy, Inc.
filed 2021-08-16
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021	Commission File No. 000-55912

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1870 Cordell Court, Suite 210

El Cajon, CA 92020

(Address of principal executive offices) (Zip Code)

619-383-6600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

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

At August 5, 2021, a total of 56,239,715 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	603,075	255,112
Restricted Cash	2,271,556	2,146,571
Other Receivables, net	274,884	462,777
Revenue Receivables	355,990	204,149
Assets Held for Sale	1,000,000	1,529,141
Prepaid Expenses	70,680	233,769
Deferred Drilling Costs	133,361	-
Prepaid Drilling to RMX Resources, LLC	275,006	239,036
Total Current Assets	4,984,552	5,070,555

Right of Use Assets - Leases	140,246	229,516
Other Assets	583,554	583,554
Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	2,309,711	2,541,001
Total Assets	8,018,063	8,424,626

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	(unaudited)

Current Liabilities:
Accounts Payable and Accrued Expenses	4,481,815	4,161,109
Royalties Payable	623,405	623,405
Notes Payable	103,123	132,624
Due to RMX Resources, LLC	23,087	23,087
Asset Retirement Obligation - Current	720,596	869,147
Deferred Drilling Obligation	4,047,439	3,127,500
Operating Leases - Current	106,026	178,120
Total Current Liabilities	10,105,491	9,114,992

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Operating Leases - Long-Term	36,027	52,937
Asset Retirement Obligation	2,531,648	2,478,350
Total Liabilities	15,595,976	14,569,089

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized	22,603,486	22,216,238

Stockholders' Equity (Deficit):
Common Stock, .001 Par Value, 280,000,000 Shares Authorized	56,074	54,605
Additional Paid in Capital	54,044,231	53,883,479
Accumulated Deficit	(84,281,704)	(82,298,785)
Total Stockholders' Equity (Deficit)	(30,181,399)	(28,360,701)

Total Liabilities and Stockholders' Equity (Deficit)	8,018,063	8,424,626

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Oil, NGL and Gas Sales	377,939	211,514	776,876	585,999
Supervisory Fees and Other	15,776	11,627	18,102	20,956
Total Revenues	393,715	223,141	794,978	606,955

Costs and Expenses:
Oil and Natural Gas Operating	413,209	375,305	713,371	778,758
Depreciation, Depletion and Amortization	169,956	75,690	294,361	155,625
Bad Debt Expense	187,274	-	187,348	186,168
Geological and Geophysical Expense	-	14,392	-	14,392
Legal and Accounting	57,237	88,125	276,000	174,660
Marketing	43,446	20,670	82,495	55,064
General and Administrative	511,682	554,277	1,076,665	1,075,340
Total Costs and Expenses	1,382,804	1,128,459	2,630,240	2,440,007

Gain (Loss) on Turnkey Drilling	(323,918)	872,673	(59,138)	910,448

Loss From Operations	(1,313,007)	(32,645)	(1,894,400)	(922,604)
Other Income (Expense):
Interest Expense	(3,756)	(3,414)	(4,591)	(7,444)
Gain (Loss) on Settlement of Accounts Payable	2,010	-	12,071	(31,500)
Other Gain	-	200,001	-	200,001
Gain on Sale of Assets	291,249	-	291,249	-
Gain (Loss) on Investment in Joint Venture	-	(476,326)	-	833,525
Income (Loss) Before Income Tax Expense	(1,023,504)	(312,384)	(1,595,671)	71,978

Net Income (Loss)	(1,023,504)	(312,384)	(1,595,671)	71,978
Less: Preferred Stock Dividend	195,530	188,834	387,248	376,034
Net Loss available to common stock	(1,219,034)	(501,218)	(1,982,919)	(304,056)

Shares used in computing Basic and Diluted Net Loss per common share	55,909,271	52,987,786	55,529,082	52,550,857

Basic and Diluted Net (Loss) Per Common Share	(0.02)	(0.01)	(0.04)	(0.01)
Shares used in computing Diluted Net Loss per share	55,909,271	52,987,786	55,529,082	52,550,857
Diluted Net Income (Loss) per Share	(0.02)	(0.01)	(0.04)	(0.01)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(1,595,671)	71,978
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used In) Provided By Operating Activities:
Depreciation, Depletion and Amortization	294,361	155,625
Gain on Sale of Assets	(291,249)	-
(Gain) Loss on Turnkey Drilling Programs	59,138	(910,448)
(Gain) Loss on Settlement of Accounts Payable	(12,071)	31,500
Gain on Investment in Joint Venture	-	(833,525)
Bad Debt Expense	187,348	186,168
Stock Based Compensation	162,221	169,550
Geological & Geophysical Costs	-	14,392
Right of use asset depreciation	5,480	5,466
Increase (Decrease) in:
Other & Revenue Receivables	(151,296)	73,058
Prepaid Expenses and Other Assets	127,119	2,082,185
Accounts Payable and Accrued Expenses	332,200	(702,131)
Due to Affiliate	-	(9,280)
Net Cash (Used in) Provided by Operating Activities	(882,420)	334,538

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Turnkey Drilling Costs	(2,052,257)	(3,967,301)
Proceeds from Turnkey Drilling Programs	2,761,000	1,200,000
Proceeds from Sale of Assets, net	671,839	-
Net Cash Provided by (Used in) Investing Activities	1,380,582	(2,767,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Debt	-	207,800
Principal Payments on Long-Term Debt	(25,214)	(60,481)
Net Cash (Used in) Provided by Financing Activities	(25,214)	147,319

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	472,948	(2,285,444)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,401,683	3,876,529

Cash, Cash Equivalents, and Restricted Cash at End of Period	2,874,631	1,591,085
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	1,571	7,444
Cash Paid for Taxes	9,194	2,900

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock Series B
	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
December 31, 2019 Balance	51,854,136	51,854	2,145,334	21,453,338	53,549,543	(73,387,738)	1,666,997
Stock Issued in lieu of Compensation	1,390,787	1,390	-	-	168,160	-	169,550
Preferred Series B 3.5% Dividend	-	-	18,720	187,200	-	(376,034)	(188,834)
Net Loss	-	-	-	-	-	71,978	71,978
Reclassify Preferred B to Mezzanine	-	-	(2,164,054)	(21,640,538)	-	-	(21,640,538)
June 30, 2020 Balance	53,244,923	53,244	-	-	53,717,703	(73,691,794)	(19,920,847)

December 31, 2020 Balance	54,605,488	54,605	-	-	53,883,479	(82,298,785)	(28,360,701)
Stock Issued in lieu of Compensation	1,468,642	1,469	-	-	160,752	-	162,221
Preferred Series B 3.5% Dividend	-	-	-	-	-	(387,248)	(387,248)
Net Loss	-	-	-	-	-	(1,595,671)	(1,595,671)
June 30, 2021 Balance	56,074,130	56,074	-	-	54,044,231	(84,281,704)	(30,181,399)

March 31, 2020 Balance	52,231,899	52,231	-	-	53,602,502	(73,190,576)	(19,535,843)
Stock Issued in lieu of Compensation	1,013,024	1,013	-	-	115,201	-	116,214
Preferred Series B 3.5% Dividend	-	-	-	-	-	(188,834)	(188,834)
Net Loss	-	-	-	-	-	(312,384)	(312,384)
June 30, 2020 Balance	53,244,923	53,244	-	-	53,717,703	(73,691,794)	(19,920,847)

March 31, 2021 Balance	55,628,901	55,628	-	-	54,001,192	(83,062,670)	(29,005,850)
Stock Issued in lieu of Compensation	445,229	446	-	-	43,039	-	43,485
Preferred Series B 3.5% Dividend	-	-	-	-	-	(195,530)	(195,530)
Net Loss	-	-	-	-	-	(1,023,504)	(1,023,504)
June 30, 2021 Balance	56,074,130	56,074	-	-	54,044,231	(84,281,704)	(30,181,399)

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

Liquidity and Going Concern

The primary sources of liquidity have historically been issuances of common stock, oil and gas sales through ongoing operations and the sale of oil and gas properties. There are factors that give rise to substantial doubt about the Company’s ability to meet liquidity demands, and we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, the sale of oil and natural gas property participation interests through our normal course of business and the sale of non-strategic assets. At June 30, 2021, the Company has $1.0 million in Long Lived Assets Held for Sale (see Prospective East LA Sale below).

At June 30, 2021, the Company’s consolidated financial statements reflect a working capital deficiency of $5,120,939 and a net loss from of $1,023,504 and $1,595,671 for three months and six months ended June 30 2021. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Prospective East LA Sale

The Company and its joint venture partner, RMX, have entered into a purchase and sales agreement as well as a second amendment to that certain purchase and sales agreement extending the closing date to the third quarter of 2021. The property is surface real estate located in the city of Commerce, California,  The Company carries these assets on the books for $1.9 million with an ARO amount of approximately $1.1 million for the existing wells and facilities located on the properties providing a net book value of approximately $0.846 million. The sale would require the Company to plug and abandon the wells on the property and remove and restore the surface land with an estimated cost of $0.721 million. The sale price is approximately $1.0 million to the Company. Therefore, the Company recorded a loss on the pending sale of these properties of $0.567 million and reflect Assets Held for Sale of $1.0 million reflected in current assets with an ARO balance of $0.721 million in current liabilities at December 31, 2020.

Non-operated West Texas Property Sale

During the six months ended June 30, 2021, we recorded a gain of $291,249 on the sale of asset on the sale of certain non-operated Texas properties. These non-operated properties were originally acquired during the 2018 merger with Matrix Oil Management Corporation and booked as Held for Sale at the end of 2020.

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

	For the three months ended June 30		For the six months ended June 30
	2021	2020	2021	2020
Oil & Condensate Sales	$290,739	156,371	$603,308	397,212
Natural Gas Sales	87,200	55,010	173,567	188,654
NGL Sales	-	133	-	133
Total	$377,939	211,514	$776,876	585,999

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

	June 30, 2021	December 31, 2020
Cash and Cash Equivalents	$603,075	$255,112
Restricted Cash	2,271,556	2,146,571
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,874,631	$2,401,683

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

At year-end 2020, we evaluated our investment in RMX and determined that the investment was fully impaired at December 31, 2020. As a result of the valuation allowance, the Company has not included any gain or loss on its Investment in Joint Venture for the period ended June 30, 2021. During the period ended June 30, 2020, the Company recorded a gain of $833,525 reflecting our share of net earnings or losses directly attributable to this equity method investment. For the period ending June 30, 2021, no gain or loss was recorded as a result of full impairment of the investment balance at December 31, 2020.

Other Receivables

Other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At June 30, 2021 and December 31, 2020, the Company maintained an allowance for uncollectable accounts of $2,761,398 and $2,582,093, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At June 30, 2021 and December 31, 2020, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis. The Company estimates asset retirement obligations (ARO’s) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the ARO’s are based on discounted cash flow projections using numerous estimates, assumptions and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock, (“Preferred”), has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. In the third quarter of 2020, the Board of Directors authorized the issuance of Preferred shares, for the settlement of dividends accumulated through December 31, 2021.  The Company accrued $195,530 and $188,834 for dividends related to the Preferred shares during the second quarters of 2021 and 2020, respectively. Each quarter, the Company charges retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred. For further information regarding the Preferred Stock see Note 3, below.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (which triggers a respiratory disease called COVID-19) was reported in Wuhan, China. The World health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak has caused a major reduction in the consumption of hydrocarbon-based transportation fuels as airlines have grounded flights worldwide and countries around the world have asked residents to suspend automobile travel. In addition to a substantial loss of demand for crude oil, In March, Saudi Arabia entered into a price war with Russia and added additional supplies of crude oil to an already over supplied market. The result was a precipitous decline in the price of crude oil received by the Company in 2020. At June 30, 2021 the price of West Texas Intermediate crude oil had reached $71.30 per barrel.

ACCOUNTING STANDARDS

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

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$5,672,457	$5,672,457
Undeveloped properties	23,766	13,993
Lease and well equipment	3,317,718	3,317,718
	9,013,941	9,004,168

Accumulated depletion, depreciation & amortization	(6,707,976)	(6,467,626)
Net capitalized costs Total	2,305,965	2,536,542

Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,097,428
	1,137,489	1,137,489
Accumulated depreciation	(1,133,743)	(1,133,030)
	3,746	4,459
Net capitalized costs Total	$2,309,711	$2,541,001

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

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its’ carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the six months ended June 30, 2021 and 2020, no impairment losses were incurred.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At June 30, 2021 and December 31, 2020, Royale Energy had Deferred Drilling Obligations of $4,047,439 and $3,127,500, respectively.

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

During the six months ended June 30, 2021, we recorded a gain of $291,249 on the sale of asset on the sale of certain non-operated Texas properties. These non-operated properties were originally acquired during the 2018 merger with Matrix Oil Management Corporation and booked as Held for Sale at the end of 2020.

NOTE 3 – SERIES B PREFERRED STOCK

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

For 2021 and 2020, the board authorized the payment of each quarterly dividend of Series B Convertible Preferred shares, as Paid-In-Kind shares (“PIK”) to be paid immediately following the end of the quarter. For the quarter ending June 30, 2021, the Company accrued 19,553 shares with a value of $195,530. During 2021 and 2020 no cash was used to pay dividends on Series B preferred shares.

NOTE 4 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended June 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net (Loss)	$(1,023,504)	$(1,023,504)	$(312,384)	$(312,384)
Less: Preferred Stock Dividend	195,530	195,530	188,834	188,834
Net (Loss) Attributable to Common Shareholders	(1,219,034)	(1,219,034)	(501,218)	(501,218)
Weighted average common shares outstanding	55,909,271	55,909,271	52,987,786	52,987,786
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	55,909,271	55,909,271	52,987,786	52,987,786
Per share:
Net (Loss)	$(0.02)	$(0.02)	$(0.01)	$(0.01)

	Six Months Ended June 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(1,595,671)	$(1,595,671)	$71,978	$71,978
Less: Preferred Stock Dividend	387,248	387,248	376,034	376,034
Net Income (Loss) Attributable to Common Shareholders	(1,982,919)	(1,982,919)	(304,056)	(304,056)
Weighted average common shares outstanding	55,529,082	55,529,082	52,550,857	52,550,857
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	55,529,082	55,529,082	52,550,857	52,550,857
Per share:
Net (Loss)	$(0.04)	$(0.04)	$(0.01)	$(0.01)

For the six months ended June 30, 2021 and 2020, Royale Energy had dilutive securities of 26,063,735 and 25,157,462, respectively. For the three months ended June 30, 2021 and 2020, Royale Energy had dilutive securities of 25,985,121 and 25,165,320, respectively. In both periods, these securities were not included in the dilutive loss per share, due to their antidilutive nature.

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

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at June 30, 2021 and 2020, respectively, to pretax income is as follows:

	For the six months ended
	June 30, 2021	June 30, 2020

Tax provision (benefit) computed at statutory rate of 21% at June 30, 2021 and 2020, respectively	$(335,091)	$17,205

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other	4,411
Other non-deductible expenses	(1,485)	346
Change in valuation allowance	332,165	(17,551)
Provision (benefit)	$-	$-

NOTE 6 – ISSUANCE OF COMMON STOCK

During the six months ended June 30, 2021, in lieu of cash payments for salaries and board fees, Royale issued 1,468,642 shares of its Common stock valued at approximately $162,221 to an executive officer and board members, compared to the issuance of 1,390,787 shares issued with an approximate value of $169,550 in the same period of 2020.

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

For the six months ended June 30, 2021, we had a net loss of $1,595,671 compared to the net income of $71,978, during the six months ended June 30, 2020. The difference was primarily the result of a gain of $833,525 relating to our equity method investment in RMX recorded during the six months ended June 30, 2020. During the fourth quarter in 2020, it was determined that a full impairment of the equity method investment was warranted, so there was no comparative gain or loss in the current year period. During the three months ended June 30, 2021 and 2020, we had net losses of $1,023,504 and $312,384, respectively mainly due to higher turnkey drilling costs during the second quarter in 2021 as additional work on wells drilled during the first quarter was performed to improve production.

During the first six months of 2021, revenues from oil and gas production increased $190,877 or 32.6% to $776,876 from the 2020 first six months revenues of $585,999. This increase was mainly due to higher oil and natural gas commodity prices. The net sales volume of oil and condensate for the six months ended June 30, 2021, was approximately 10,171 barrels with an average price of $59.32 per barrel, versus 11,499 barrels with an average price of $34.54 per barrel for the first half of 2020. This represents a decrease in net sales volume of 1,328 barrels or 11.5%. The net sales volume of natural gas for the six months ended June 30, 2021, was approximately 61,290 Mcf with an average price of $2.83 per Mcf, versus 83,040 Mcf with an average price of $2.27 per Mcf for the same period in 2020. This represents a decrease in net sales volume of 21,750 Mcf or 26.2%. The decrease in natural gas production volume was due to certain wells that were offline and waiting on workovers and to lower volumes on existing wells due to natural declines. For the quarter ended June 30, 2021, revenues from oil and gas production increased $166,425 or 78.7% to $377,939 from the 2020 second quarter revenues of $211,514. This increase was also due to higher oil and natural gas commodity prices. The net sales volume of oil and condensate for the quarter ended June 30, 2021, was approximately 4,597 barrels with an average price of $63.25 per barrel, versus 6,468 barrels with an average price of $24.18 per barrel for the second quarter of 2020. This represents a decrease in net sales volume of 1,871 barrels or 28.9% for the quarter in 2020. The net sales volume of natural gas for the quarter ended June 30, 2021, was approximately 31,631 Mcf with an average price of $2.76 per Mcf, versus 30,587 Mcf with an average price of $1.80 per Mcf for the second quarter of 2020. This represents an increase in net sales volume of 1,044 Mcf or 3.4% for the quarter in 2021.

Oil and natural gas lease operating expenses decreased by $65,387 or 8.4%, to $713,371 for the six months ended June 30, 2021, from $778,758 for the same period in 2020. This was due mainly to lower outside operated lease costs due to the sale of certain non-operated Texas wells during the period in 2021. For the second quarter in 2021, lease operating expenses increased $37,904 or 10.1% from the same quarter in 2020, mainly due to work on existing wells in our operated Texas field to increase production.

The aggregate of supervisory fees and other income was $18,102 for six months ended June 30, 2021, a decrease of $2,854 from $20,956 during the same period in 2020. During the second quarter 2021, supervisory fees and other income increased $4,149 or 35.7% when compared to the quarter in 2020, due mainly to higher rental income.

Depreciation, depletion and amortization expense increased to $294,361 from $155,625, an increase of $138,736 or 89.1% for the six months ended June 30, 2021, as compared to the same period in 2020. During the second quarter 2021, depreciation, depletion and amortization expenses also increased $94,266 or 124.5%. The depletion rate is calculated using production as a percentage of reserves. This increase in depreciation expense was due to a decrease in expected recoverable reserves which increased the depletion rate.

At June 30, 2021, Royale Energy had a Deferred Drilling Obligation of $4,047,439. During the first six months of 2021, we disposed of $1,841,061 of drilling obligations upon completing the drilling of two oil wells in Texas, while incurring expenses of $1,900,199, resulting in a loss of $59,138. Although these two wells were originally drilled during the first quarter of 2021, we continued additional work during second quarter 2021 to increase production. At June 30, 2020, Royale Energy had a Deferred Drilling Obligation of $2,531,094. During the first six months of 2020, we disposed of $3,901,582 of drilling obligations upon completing the drilling of three oil wells, one in California and two wells in Texas, while incurring expenses of $2,991,134, resulting in a gain of $910,448.

General and administrative expenses increased by $1,325 or 0.1% from $1,075,340 for the six months ended June 30, 2020, to $1,076,665 for the same period in 2021. For the second quarter 2021, general and administrative expenses decreased $42,595 or 7.7% when compared to the same period in 2020. Marketing expense for the six months ended June 30, 2021, increased $27,431, or 49.8%, to $82,495, compared to $55,064 for the same period in 2020. For the second quarter 2021, marketing expenses increased $22,776 or 110.2% when compared to the second quarter in 2020. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $276,000 for the six-month period in 2021, compared to $174,660 for the same period in 2020, a $101,340 or 58.0% increase. This increase was primarily due to higher audit related expenses during the period in 2021. For the second quarter 2021, legal and accounting expenses decreased $30,888 or 35.1%, when compared to the second quarter in 2020, mainly due to lower legal fees.

During the six months ended June 30, 2021, we recorded a gain of $291,249 on the sale of asset on the sale of certain non-operated Texas properties. These non-operated properties were originally acquired during the merger with Matrix and booked as Held for Sale at the end of 2020. During the first quarter of 2021, we recorded a gain on settlement of $10,061 due to the payment by the SBA of the remaining balance on our PPP loan obtained in 2020. During the six months ended June 30, 2020, we recorded a gain of $833,525, on investment in joint venture as our 20% share of RMX Resources, LLC’s. As a result of recognizing an impairment for the full value of the investment, the company did not recognize any gain or loss in subsequent periods. See note Equity Method Investment in Note 1 above. During the second quarter in 2020 we recorded a gain of $200,001 on the receipt of a pre-Matrix merger prepayment refund. During the first quarter in 2020, we recorded a loss on settlement of $31,500 related to a 2018 seismic sales agreement. During the six-month period in 2020, we recorded $14,392 in geological and geophysical expenses.

Bad debt expense for the six months ended June 30, 2021, and 2020 were $187,348 and $186,168, respectively.  Approximately $180,000 of the expenses in 2021 and $80,000 of the expenses in 2020 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our period end oil and natural gas reserve values.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue. During the period in 2020 approximately $106,000 was related to revenue receivable from an industry partner whose collectability was in doubt.

Interest expense decreased to $4,591 for the six months ended June 30, 2021, from $7,444 for the same period in 2020, a $2,853 decrease.  This decrease was mainly due to lower principal balances on notes payable during the six-month period in 2021.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2021, we had current assets totaling $4,984,552 and current liabilities totaling $10,105,491, a $5,120,939 working capital deficit.  We had $603,075 in cash and $2,271,556 in restricted cash at June 30, 2021, compared to $255,112 in cash and $2,146,571 in restricted cash at December 31, 2020.

In accordance with ASC 480-10-S99 the Company reclassified the Series B Convertible Preferred Stock from Permanent Equity to Mezzanine capital as a result of the change in voting rights provided at the time it of issuance. For more information, see Note 3 – Series B Convertible Preferred Stock.

At June 30, 2021, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $274,884 compared to $462,777 at December 31, 2020, a $187,893 decrease.  This decrease was mainly due to the increase in the accounts receivable allowance from direct working interest owners. At June 30, 2021, revenue receivable was $355,990, an increase of $151,841, compared to $204,149 at December 31, 2020, due to higher commodity prices during the quarter in 2021.  At June 30, 2021, our accounts payable and accrued expenses totaled $4,481,815, an increase of $320,706 from the accounts payable at December 31, 2020 of $4,161,109, which was mainly due to drilling costs and lease operating costs during the first six months in 2021.

The Company has had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $5,120,939 and an accumulated deficit of $84,281,704. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If the Company is unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on the Company’s business, results of operations, financial position and liquidity. Additionally, management has, and plans to continue, to increase revenue and reduce overhead and Lease Operating Expense (LOE) costs.

Operating Activities.  Net cash used in operating activities totaled $882,420 for the six months ended June 30, 2021. Net cash provided by operating activities was $334,538 for the six months ended June 30, 2020.  This difference in cash was due to accounts payable and accrued expenses and prepaid assets during the periods related mainly to the wells drilled during the periods, as we used more prepaid drilling funds during the period in 2020.

Investing Activities.  Net cash provided by investing activities totaled $1,380,582 and net cash used in investing activities totaled $2,767,301 for the six months ended June 30, 2021, and 2020, respectively. During the six month period in 2021, we received approximately $2.8 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $2.0 million in the drilling and completing of two Texas oil wells. During the period in 2021, we also received approximately $672,000 for the sale of non-operated properties in Texas. During the period in 2020, we received approximately $1.2 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $4.0 million in the drilling and completing of one Southern California oil well and two Texas oil wells.

Financing Activities.  Net cash used in financing activities totaled $25,214 and net cash provided by financing activities was $147,319 for the six months ended June 30, 2021, and 2020, respectively. During the period in 2021, the total used was for note and financing lease payments while during the period in 2020, we received $207,800 in SBA-PPP loan and made principal payments of approximately $56,000 on existing notes payable.

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

Our major market risk exposure relates to pricing of oil and gas production, which during the period in 2020 resulted in historically low prices due to stay at home orders.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years and have become even more unpredictable in the current period. We expect that volatility to continue.  Our monthly average oil and condensate prices ranged from a high of $63.92 per barrel to a low of $55.56 per barrel and our monthly average natural gas prices ranged from a high of $3.64 per Mcf to a low of $2.50 per Mcf for the first six months of 2021.

Item 4. Controls and Procedures

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the six months ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we have not issued any unregistered shares.

Item 4. Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	18 U.S.C. § 1350 Certification

32.2	18 U.S.C. § 1350 Certification

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: August 16, 2021	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: August 16, 2021	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer