Form 10-Q
period 2021-09-30
Royale Energy, Inc.
filed 2021-11-15
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021	Commission File No. 000-55912

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At November 4, 2021, a total of 56,239,715 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	472,925	255,112
Restricted Cash	1,694,521	2,146,571
Other Receivables, net	318,913	462,777
Revenue Receivables	257,067	204,149
Assets Held for Sale	-	1,529,141
Prepaid Expenses	217,636	233,769
Deferred Drilling Costs	431,513	-
Prepaid Drilling to RMX Resources, LLC	1,579,340	239,036
Total Current Assets	4,971,915	5,070,555

Right of Use Assets - Leases	95,607	229,516
Other Assets	598,873	583,554
Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	2,307,452	2,541,001
Total Assets	7,973,847	8,424,626

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	(unaudited)

Current Liabilities:
Accounts Payable and Accrued Expenses	4,626,077	4,161,109
Royalties Payable	623,405	623,405
Notes Payable	103,123	132,624
Due to RMX Resources, LLC	23,087	23,087
Asset Retirement Obligation - Current	642,032	869,147
Deferred Drilling Obligation	4,922,439	3,127,500
Operating Leases - Current	69,983	178,120
Total Current Liabilities	11,010,146	9,114,992

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Operating Leases - Long Term	27,506	52,937
Asset Retirement Obligation	2,559,138	2,478,350
Total Liabilities	16,519,600	14,569,089

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized	22,802,899	22,216,238

Stockholders' Equity (Deficit):
Common Stock, .001 Par Value, 280,000,000 Shares Authorized	56,239	54,605
Additional Paid in Capital	54,058,554	53,883,479
Accumulated Deficit	(85,463,445)	(82,298,785)
Total Stockholders' Equity (Deficit)	(31,348,652)	(28,360,701)
Total Liabilities and Stockholders' Equity (Deficit)	7,973,847	8,424,626

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 3 months ended	For the 3 months ended	For the 9 months ended	For the 9 months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Oil, NGL and Gas Sales	425,470	551,846	1,202,346	1,137,845
Supervisory Fees and Other	7,119	10,309	25,221	31,265
Total Revenues	432,589	562,155	1,227,567	1,169,110

Costs and Expenses:
Oil and Gas Lease Operating	459,620	384,670	1,172,991	1,163,428
Depreciation, Depletion and Amortization	103,268	93,867	397,629	249,492
Bad Debt Expense	-	182,249	187,348	368,417
Geological and Geophysical Expense	-	-	-	14,392
Legal and Accounting	62,870	63,464	338,870	238,124
Marketing	41,323	31,437	123,818	86,501
General and Administrative	485,270	505,297	1,561,935	1,580,637
Total Costs and Expenses	1,152,351	1,260,984	3,782,591	3,700,991

Gain (Loss) on Turnkey Drilling	(6,005)	118,247	(65,143)	1,028,695

Gain (Loss) From Operations	(725,767)	(580,582)	(2,620,167)	(1,503,186)
Other Income (Expense):
Interest Expense	(2,266)	(2,862)	(6,857)	(10,306)
Gain on Settlement of Accounts Payable	-	-	12,071	(31,500)
Other Gain	-	271,310	-	471,311
Gain (Loss) on Sale of Assets	(254,295)	920	36,954	920
Gain (Loss) on Investment in Joint Venture	-	(301,015)	-	532,510
Loss Before Income Tax Expense	(982,328)	(612,229)	(2,577,999)	(540,251)
Income Tax Provision	-	-	-	-
Net Loss	(982,328)	(612,229)	(2,577,999)	(540,251)
Less: Preferred Stock Dividend	199,413	192,583	586,661	568,617
Net Loss available to common stock	(1,181,741)	(804,812)	(3,164,660)	(1,108,868)

Shares used in computing Basic and Diluted Net Loss per share	56,239,715	53,711,702	55,768,563	52,940,630
Basic and Diluted Loss per share	(0.02)	(0.01)	(0.06)	(0.02)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(2,577,999)	(540,251)
Depreciation, Depletion and Amortization	397,629	249,492
(Gain) Loss on Sale of Assets	(36,954)	(920)
(Gain) Loss on Turnkey Drilling Programs	65,143	(1,028,695)
(Gain) Loss on Settlement of Accounts Payable	(12,071)	31,500
(Gain) Loss on Investment in Joint Venture	-	(532,510)
Bad Debt Expense	187,348	368,417
Stock Based Compensation	176,709	288,876
Geological & Geophysical Costs	-	14,392
Gain on Other	-	(271,310)
Right of use asset depreciation	8,225	8,203
Other & Revenue Receivables	(96,402)	(65,110)
Prepaid Expenses and Other Assets	(1,339,490)	1,678,486
Accounts Payable and Accrued Expenses	861,275	(836,947)
Due to Affiliate	-	(9,280)
Net Cash Used in Operating Activities	(2,366,587)	(645,657)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(2,520,497)	(4,017,429)
Proceeds from Turnkey Drilling Programs	3,636,000	3,025,000
Proceeds from Sale of Assets, net	1,044,731	-
Net Cash Provided by (Used in) Investing Activities	2,160,234	(992,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	-	207,800
Principal Payments on Long-Term Debt	(27,884)	(62,994)
Net Cash Provided by (Used in) Financing Activities	(27,884)	144,806
Net Decrease in Cash and Cash Equivalents	(234,237)	(1,493,280)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,401,683	3,876,529

Cash, Cash Equivalents, and Restricted Cash at End of Period	2,167,446	2,383,249
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	2,171	10,306
Cash Paid for Taxes	9,394	5,400
Decrease in Capital Accrued Balance	(20,924)	(153,765)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock Series B
	Number of Shares Issued and Outstanding	Amount	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total
December 31, 2019 Balance	51,854,136	51,854	2,145,334	21,453,338	53,549,543	(73,387,738)	1,666,997
Stock Issued in lieu of Compensation	2,273,245	2,273	-	-	286,603	-	288,876
Preferred Series B 3.5% Dividend	-	-	18,720	187,200	-	(568,617)	(381,417)
Reclassify Preferred B to Mezzanine	-	-	(2,164,054)	(21,640,538)			(21,640,538)
Net Loss	-	-	-	-	-	(540,251)	(540,251)
September 30, 2020 Balance	54,127,381	54,127	-	-	53,836,146	(74,496,606)	(20,606,333)

December 31, 2020 Balance	54,605,488	54,605	-	-	53,883,479	(82,298,785)	(28,360,701)
Stock Issued in lieu of Compensation	1,634,227	1,634	-	-	175,075	-	176,709
Preferred Series B 3.5% Dividend	-	-	-	-	-	(586,661)	(586,661)
Net Loss	-	-	-	-	-	(2,577,999)	(2,577,999)
September 30, 2021 Balance	56,239,715	56,239	-	-	54,058,554	(85,463,445)	(31,348,652)

June 30, 2020 Balance	53,244,923	53,244	-	-	53,717,703	(73,691,794)	(19,920,847)
Preferred Series B 3.5% Dividend	-	-	-	-	-	(192,583)	(192,583)
Stock Issued in lieu of Compensation	882,458	883	-	-	118,443		119,326
Net Loss	-	-	-	-	-	(612,229)	(612,229)
September 30, 2020 Balance	54,127,381	54,127	-	-	53,836,146	(74,496,606)	(20,606,333)

June 30, 2021 Balance	56,074,130	56,074	-	-	54,044,231	(84,281,704)	(30,181,399)
Stock Issued in lieu of Compensation	165,585	165	-	-	14,323	-	14,488
Preferred Series B 3.5% Dividend	-	-	-	-	-	(199,413)	(199,413)
Net Loss	-	-	-	-	-	(982,328)	(982,328)
September 30, 2021 Balance	56,239,715	56,239	-	-	54,058,554	(85,463,445)	(31,348,652)

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

Liquidity and Going Concern

The primary sources of liquidity have historically been issuances of common stock, oil and gas sales through ongoing operations and the sale of oil and gas properties. There are factors that give rise to substantial doubt about the Company’s ability to meet liquidity demands, and we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, the sale of oil and natural gas property participation interests through our normal course of business and the sale of non-strategic assets

At September 30, 2021, the Company’s consolidated financial statements reflect a working capital deficiency of $6,038,231 and a net loss of $982,328 and $2,577,999 for three months and nine months ended September 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

East LA Sale

The Company and its joint venture partner, RMX, entered into a purchase and sales agreement as well as a second amendment to that certain purchase and sales agreement which closed in September 2021. During the period in 2021, the Company carried these assets on the books for $1.0 million booked as Held for Sale with an current ARO amount of approximately $721,000 for the existing wells and facilities located on the properties. The sale required RMX and the Company to plug and abandon one well on the property and remove and restore the surface land. The sale price of $1.0 million to the Company resulted in recording a loss on the sale of these properties of approximately $254,000.

Non-operated West Texas Property Sale

During the six months ended June 30, 2021, we recorded a gain of $291,249 on the sale of asset on the sale of certain non-operated Texas properties. These non-operated properties were originally acquired during the 2018 merger with Matrix Oil Management Corporation and booked as Held for Sale at the end 2020.

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

	For the three months ended September 30		For the nine months ended September 30
	2021	2020	2021	2020
Oil & Condensate Sales	$310,570	477,724	$913,879	874,936
Natural Gas Sales	114,549	73,878	288,116	262,532
NGL Sales	351	244	351	377
Total	$425,470	551,846	$1,202,346	1,137,845

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

	September 30, 2021	December 31, 2020
Cash and Cash Equivalents	$472,925	$255,112
Restricted Cash	1,694,521	2,146,571
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,167,446	$2,401,683

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

At year-end 2020, we evaluated our investment in RMX and determined that the investment was fully impaired at December 31, 2020. As a result of the valuation allowance, the Company has not included any gain or loss on its Investment in Joint Venture for the period ended September 30, 2021. During the period ended September 30, 2020, the Company recorded a loss of $301,015 reflecting our share of losses directly attributable to this equity method investment. For the period ending September 30, 2021, no earnings or loss was recorded as a result of full impairment of the investment balance at December 31, 2020.

Other Receivables

Other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At September 30, 2021 and December 31, 2020, the Company maintained an allowance for uncollectable accounts of $2,761,398 and $2,582,093, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At September 30, 2021 and December 31, 2020, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis. The Company estimates asset retirement obligations (ARO’s) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the ARO’s are based on discounted cash flow projections using numerous estimates, assumptions and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock, (“Preferred”), has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. In the third quarter of 2020, the Board of Directors authorized the issuance of Preferred shares, for the settlement of dividends accumulated through December 31, 2021.  The Company accrued $199,413 and $192,583 for dividends related to the Preferred shares during the third quarters of 2021 and 2020, respectively. Each quarter, the Company charges retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred. For further information regarding the Preferred Stock see Note 3, below.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (which triggers a respiratory disease called COVID-19) was reported in Wuhan, China. The World health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak has caused a major reduction in the consumption of hydrocarbon-based transportation fuels as airlines have grounded flights worldwide and countries around the world have asked residents to suspend automobile travel. In addition to a substantial loss of demand for crude oil, in March, Saudi Arabia entered into a price war with Russia and added additional supplies of crude oil to an already over supplied market. The result was a precipitous decline in the price of crude oil received by the Company in 2020. At September 30, 2021 the price of West Texas Intermediate crude oil had reached $75.03 per barrel.

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

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$5,672,457	5,672,457
Undeveloped properties	97,285	13,993
Lease and well equipment	3,317,718	3,317,718
	9,087,460	9,004,168

Accumulated depletion, depreciation & amortization	(6,783,691)	(6,467,626)
Net capitalized costs Total	2,303,769	2,536,542

Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,097,428
	1,137,489	1,137,489
Accumulated depreciation	(1,133,806)	(1,133,030)
	3,683	4,459
Net capitalized costs Total	$2,307,452	2,541,001

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

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its’ carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the nine months ended September 30, 2021 and 2020, no impairment losses were incurred.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At September 30, 2021 and December 31, 2020, Royale Energy had Deferred Drilling Obligations of $4,922,439 and $3,127,500, respectively.

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

During the nine months ended September 30, 2021, we recorded a gain of $36,954 on the sale of asset on the sale of certain non-operated California and Texas properties. These non-operated properties were originally acquired during the 2018 merger with Matrix Oil Management Corporation and booked as Held for Sale at the end of 2020.

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

For 2021 and 2020, the board authorized the payment of each quarterly dividend of Series B Convertible Preferred shares, as Paid-In-Kind shares (“PIK”) to be paid immediately following the end of the quarter. For the quarter ending September 30, 2021, the Company accrued 19,942 shares with a value of $199,413. During 2021 and 2020 no cash was used to pay dividends on Series B preferred shares.

NOTE 4 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net Loss	$(982,328)	(982,328)	(612,229)	(612,229)
Less: Preferred Stock Dividend	199,413	199,413	192,583	192,583
Net Loss Attributable to Common Shareholders	(1,181,741)	(1,181,741)	(804,812)	(804,812)
Weighted average common shares outstanding	56,239,715	56,239,715	53,711,702	53,711,702
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	56,239,715	56,239,715	53,711,702	53,711,702
Per share:
Net Loss	$(0.02)	(0.02)	(0.01)	(0.01)

	Nine Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net Loss	$(2,577,999)	(2,577,999)	(540,251)	(540,251)
Less: Preferred Stock Dividend	586,661	586,661	568,617	568,617
Net Loss Attributable to Common Shareholders	(3,164,660)	(3,164,660)	(1,108,868)	(1,108,868)
Weighted average common shares outstanding	55,768,563	55,768,563	52,940,630	52,940,630
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	55,768,563	55,768,563	52,940,630	52,940,630
Per share:
Net Loss	$(0.06)	(0.06)	(0.02)	(0.02)

For the nine months ended September 30, 2021 and 2020, Royale Energy had dilutive securities of 26,212,211 and 25,160,750, respectively. For the three months ended September 30, 2021 and 2020, Royale Energy had dilutive securities of 26,071,245 and 25,166,967, respectively. In both periods, these securities were not included in the dilutive loss per share, due to their antidilutive nature.

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

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at September 30, 2021 and 2020, respectively, to pretax income is as follows:

	For the nine months ended
	September 30, 2021	September 30, 2020

Tax provision (benefit) computed at statutory rate of 21% at September 30, 2021 and 2020, respectively	$(541,380)	$(110,838)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other	-	-
Other non-deductible expenses	(1,379)	466
Change in valuation allowance	542,759	110,372
Provision (benefit)	$-	$-

NOTE 6 – ISSUANCE OF COMMON STOCK

During the nine months ended September 30, 2021, in lieu of cash payments for salaries and board fees, Royale issued 1,634,227 shares of its Common stock valued at approximately $176,709 to an executive officer and board members, compared to the issuance of 2,273,245 shares issued with an approximate value of $288,876 in the same period of 2020.

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

For the nine months ended September 30, 2021 and 2020, we had net losses of $2,577,999 and $540,251, respectively. The difference was primarily due to a gain on turnkey drilling of approximately $1 million during nine months in 2020 compared to a loss on turnkey drilling of approximately $65,000 during the period in 2021. During the nine months ended September 30, 2020, we also recognized a gain of $532,510 relating to our equity method investment in RMX. During the fourth quarter in 2020, it was determined that a full impairment of the equity method investment was warranted, so there was no comparative gain or loss in the current year period. During the three months ended September 30, 2021 and 2020, we had net losses of $982,328 and $612,229, respectively, mainly due to a loss on sale of assets recognized during the third quarter in 2021 as a result of the completion of the sale of certain properties in California.

During the first nine months of 2021, revenues from oil and gas production increased $64,501 or 5.7% to $1,202,346 from the 2020 first nine months revenues of $1,137,845. This increase was mainly due to higher oil and natural gas commodity prices. The net sales volume of oil and condensate for the nine months ended September 30, 2021, was approximately 14,734 barrels with an average price of $62.02 per barrel, versus 23,432 barrels with an average price of $37.34 per barrel for the first nine months of 2020. This represents a decrease in net sales volume of 8,698 barrels or 37.1%, which was due to the sales of non-operated oil and gas properties in Texas and California. The net sales volume of natural gas for the nine months ended September 30, 2021, was approximately 88,287 Mcf with an average price of $3.26 per Mcf, versus 121,097 Mcf with an average price of $2.17 per Mcf for the same period in 2020. This represents a decrease in net sales volume of 32,810 Mcf or 27.1%. The decrease in natural gas production volume was due to certain wells that were offline and waiting on workovers and to lower volumes on existing wells due to natural declines. For the quarter ended September 30, 2021, revenues from oil and gas production decreased $126,376 or 22.9% to $425,470 from the 2020 third quarter revenues of $551,846. This decrease was due to lower oil and natural gas production volumes. The net sales volume of oil and condensate for the quarter ended September 30, 2021, was approximately 4,564 barrels with an average price of $68.05 per barrel, versus 11,933 barrels with an average price of $40.03 per barrel for the third quarter of 2020. This represents a decrease in net sales volume of 7,369 barrels or 61.8% for the quarter in 2021. The net sales volume of natural gas for the quarter ended September 30, 2021, was approximately 26,996 Mcf with an average price of $4.24 per Mcf, versus 38,057 Mcf with an average price of $1.94 per Mcf for the third quarter of 2020. This represents a decrease in net sales volume of 11,061 Mcf or 29.1% for the quarter in 2021.

Oil and natural gas lease operating expenses increased by $9,563 or 0.8%, to $1,172,991 for the nine months ended September 30, 2021, from $1,163,428 for the same period in 2020. For the third quarter in 2021, lease operating expenses increased $74,950 or 19.5% from the same quarter in 2020. These increases were mainly due to work on existing wells in our operated Texas field to increase production.

The aggregate of supervisory fees and other income was $25,221 for nine months ended September 30, 2021, a decrease of $6,044 from $31,265 during the same period in 2020. During the third quarter 2021, supervisory fees and other income decreased $3,190 when compared to the quarter in 2020. These decreases were primarily due to lower pipeline and compressor fee income due to lower production volumes during the period in 2021.

Depreciation, depletion and amortization expense increased to $397,629 from $249,492, an increase of $148,137 or 59.4% for the nine months ended September 30, 2021, as compared to the same period in 2020. During the third quarter 2021, depreciation, depletion and amortization expenses also increased $9,401 or 10.0%. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was due to a decrease in expected recoverable reserves which increased the depletion rate.

At September 30, 2021, Royale Energy had a Deferred Drilling Obligation of $4,922,439. During the first nine months of 2021, we disposed of $1,841,061 of drilling obligations upon completing the drilling of two oil wells in Texas, while incurring expenses of $1,906,204, resulting in a loss of $65,143. Although these two wells were originally drilled during the first quarter of 2021, we continued additional work during second quarter 2021 to increase production. At September 30, 2020, Royale Energy had a Deferred Drilling Obligation of $3,870,774. During the first nine months of 2020, we disposed of $4,386,901 of drilling obligations upon completing the drilling of three oil wells, one in California and two wells in Texas, while incurring expenses of $3,358,206, resulting in a gain of $1,028,695.

General and administrative expenses decreased by $18,702 or 1.2% from $1,580,637 for the nine months ended September 30, 2020, to $1,561,935 for the same period in 2021. For the third quarter 2021, general and administrative expenses decreased $20,027 or 4.0% when compared to the same period in 2020. Marketing expense for the nine months ended September 30, 2021, increased $37,317, or 43.1%, to $123,818, compared to $86,501 for the same period in 2020. For the third quarter 2021, marketing expenses increased $9,886 or 31.5% when compared to the third quarter in 2020. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $338,870 for the nine-month period in 2021, compared to $238,124 for the same period in 2020, a $100,746 or 42.3% increase. This increase was primarily due to higher audit related expenses during the period in 2021. For the third quarter 2021, legal and accounting expenses decreased $594 or 0.9%, when compared to the third quarter in 2020.

During the three months ended September 30, 2021, we recorded a loss of $254,295 on sale of asset upon the sale of certain non-operated California properties which was completed during the third quarter of 2021. We also recorded a gain of $291,249 on the sale of asset upon the sale of certain non-operated Texas properties which was recognized during the second quarter of 2021. In both instances, these non-operated properties were originally acquired during the 2018 merger with Matrix and booked as Held for Sale at the end of 2020, which resulted in a net gain on sale of assets of $36,954 for the nine months ended September 30, 2021. During the first quarter of 2021, we recorded a gain on settlement of $10,061 due to the payment by the SBA of the remaining balance on our PPP loan obtained in 2020. During the nine months ended September 30, 2020, we recorded a gain of $532,510, on investment in joint venture as our 20% share of RMX Resources, LLC’s. As a result of recognizing an impairment for the full value of the investment, the Company did not recognize any gain or loss in subsequent periods. See note Equity Method Investment in Note 1 above. During the second quarter in 2020 we recorded a gain of $200,001 on the receipt of a pre-Matrix merger prepayment refund. During the first quarter in 2020, we recorded a loss on settlement of $31,500 related to a 2018 seismic sales agreement. During the nine-month period in 2020, we recorded $14,392 in geological and geophysical expenses, related to costs in our Texas Jameson field.

Bad debt expense for the nine months ended September 30, 2021, and 2020 were $187,348 and $368,417, respectively.  Approximately $180,000 of the expenses in 2021 and $154,000 of the expenses in 2020 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our period end oil and natural gas reserve values. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue. During the period in 2020 approximately $203,000 was related to revenue receivable from an industry partner whose collectability was in doubt.

Interest expense decreased to $6,857 for the nine months ended September 30, 2021, from $10,306 for the same period in 2020, a $3,449 decrease.  This decrease was mainly due to lower principal balances on notes payable during the nine-month period in 2021.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2021, we had current assets totaling $4,971,915 and current liabilities totaling $11,010,146, a $6,038,231 working capital deficit.  We had $472,925 in cash and $1,694,521 in restricted cash at September 30, 2021, compared to $255,112 in cash and $2,146,571 in restricted cash at December 31, 2020.

In accordance with ASC 480-10-S99 the Company reclassified the Series B Convertible Preferred Stock from Permanent Equity to Mezzanine capital as a result of the change in voting rights provided at the time it of issuance. For more information, see Note 3 – Series B Convertible Preferred Stock.

At September 30, 2021, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $318,913 compared to $462,777 at December 31, 2020, a $143,864 decrease.  This decrease was mainly due to the increase in the accounts receivable allowance from direct working interest owners. At September 30, 2021, revenue receivable was $257,067, an increase of $52,918, compared to $204,149 at December 31, 2020, due to higher commodity prices during the quarter in 2021.  At September 30, 2021, our accounts payable and accrued expenses totaled $4,626,077, an increase of $464,968 from the accounts payable at December 31, 2020 of $4,161,109, which was mainly due to drilling costs and lease operating costs during the first nine months in 2021.

The Company has had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $6,038,231 and an accumulated deficit of $85,463,445. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If the Company is unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on the Company’s business, results of operations, financial position and liquidity. Additionally, management has, and plans to continue, to increase revenue and reduce overhead and Lease Operating Expense (LOE) costs.

Operating Activities.  Net cash used by operating activities totaled $2,366,587 and $645,657 for the nine months ended September 30, 2021, respectively. This difference in cash used was mainly due to drilling prepayments made during the period in 2021 versus the use of previously made drilling prepayments during the 2020 period.

Investing Activities.  Net cash provided by investing activities totaled $2,160,234 and net cash used in investing activities totaled $992,429 for the nine months ended September 30, 2021, and 2020, respectively. During the nine month period in 2021, we received approximately $3.6 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $2.5 million in the drilling and completing of two Texas oil wells. During the period in 2021, we also received approximately $1 million for the sale of non-operated properties in Texas and California. During the period in 2020, we received approximately $3 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $4 million in the drilling and completing of one Southern California oil well and two Texas oil wells.

Financing Activities.  Net cash used in financing activities totaled $27,884 and net cash provided by financing activities was $144,806 for the nine months ended September 30, 2021, and 2020, respectively. During the period in 2021, the total used was for note and financing lease payments while during the period in 2020, we received $207,800 in SBA-PPP loan and made principal payments of approximately $63,000 on existing notes payable.

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

Our major market risk exposure relates to pricing of oil and gas production, which during the period in 2020 resulted in historically low prices due to stay at home orders.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years and have become even more unpredictable in the current period. We expect that volatility to continue.  For the first nine months of 2021 our monthly average oil and condensate prices ranged from a high of $70.07 per barrel to a low of $55.56 per barrel and our monthly average natural gas prices ranged from a high of $4.95 per Mcf to a low of $2.50 per Mcf.

Item 4. Controls and Procedures

As of September 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the review by the CFO and CEO, the material weakness was identified as listed below.

●

In connection with the audit of our 2020 consolidated financial statements, management has identified a material weakness that exists because we did not maintain effective controls over our financial close and reporting process, and has concluded that the financial close and reporting process needs additional formal procedures to ensure that appropriate reviews occur on all financial reporting analysis. Management is in the process of designing and implementing updated control procedures that it believes will mitigate this material weakness.

Because of the material weaknesses described above, our management was unable to conclude that our internal control over financial reporting was effective as of the end of period to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the nine months ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: November 15, 2021	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: November 15, 2021	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer