Form 10-K
period 2021-12-31
Royale Energy, Inc.
filed 2022-04-15
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021	Commission File No. 055912

ROYALE ENERGY, INC.

(Name of registrant in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 Hilton Head Road #205

El Cajon, CA 92019

(Address of principal executive offices)

Registrant’s telephone number: 619-383-6600

Securities registered pursuant to Section 12(b) of the Act:  None.

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

At June 30, 2021, the end of the registrant’s most recently completed second fiscal quarter; the aggregate market value of Common Stock held by non-affiliates was $2,766,153.

At March 25, 2022, 56,239,715 shares of the registrant’s Common Stock were outstanding.

ROYALE ENERGY, INC.

PART I

Item 1 Description of Business

Royale Energy, Inc. (“Royale” or the “Company”) is an independent oil and natural gas producer incorporated under the laws of Delaware. Royale’s principal lines of business are the production and sale of oil and natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale. Royale was incorporated in Delaware in 2017 and is the successor by merger (as described below) to Royale Energy Funds, Inc., a California corporation formed in 1983. On December 31, 2021, Royale and its consolidated subsidiaries had 11 full time employees.

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

Royale Business

Royale and its subsidiaries own wells, leases, and proved and non-proved reserves of oil and gas located mainly in Mitchell County, Texas and in the Sacramento Basin and San Joaquin Basin in California, as well as in Utah, Oklahoma, Louisiana and Colorado. Royale also owns an overriding royalty interest in a discovery in Alaska. Royale usually sells a portion of the working interest in each well it drills or participates in to third-party participants and retains a portion of the prospect for its own account. Selling part of the working interest to others allows Royale to reduce its drilling risk by owning a diversified inventory of properties with less of its own funds invested in each drilling prospect, than if Royale owned all the working interest and paid all drilling and development costs of each prospect itself. Royale generally sells working interests in its prospects to accredited investors in exempt securities offerings. The prospects are typically bundled into multi-well investments, which permit the third-party investors to diversify their investments by investing in several wells at once instead of investing in single well prospects.

During its fiscal year ended December 31, 2021, Royale continued to explore and develop oil and natural gas properties with concentration in California and Texas. In 2021, Royale drilled and completed two wells, both of which were commercially productive. Royale’s estimated total reserves were approximately 10.8 and 11.9 BCFE (billion cubic feet equivalent) at December 31, 2021 and 2020, respectively. According to the reserve reports furnished by Netherland, Sewell & Associates, Inc., Royale’s independent petroleum engineers, the net reserve value of its proved developed and undeveloped reserves was approximately $42.1 million at December 31, 2021, based on the average Henry Hub natural gas price spot price of $3.598 per MCF and for oil volumes, the average West Texas Intermediate price of $66.55 per barrel as applied on a field-by-field basis. Netherland, Sewell & Associates, Inc. supplied reserve value estimates for the Company’s California, Texas, Oklahoma, and Utah properties.

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

Our standardized measure of discounted future net cash flows at December 31, 2021, was estimated to be $16,281,919. This figure was calculated by subtracting our estimated future income tax expense from the net reserve value of proved developed and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows. A detailed calculation of our standardized measure of discounted future net cash flow is contained in Note 19 to our Financial Statements, Supplemental Information about Oil and Gas Producing Activities (Unaudited) – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities.

Royale reported a loss on turnkey drilling in connection with the drilling of wells on a “turnkey contract” basis in the amount of $64,468 for the year ended December 31, 2021. For the year ended December 31, 2020, Royale reported a gain on turnkey drilling in the amount of $1,700,462.

In addition to Royale’s own staff, Royale hires independent contractors to drill, test, complete and equip the wells that it drills. Approximately 98.1% of Royale’s total revenue for the year ended December 31, 2021, came from sales of oil and natural gas from production of its wells in the amount of $1,686,424. In 2020, this amount was $1,542,803, which represented 97.2% of Royale’s total revenues for the respective periods presented. See Note 2 to our Financial Statements.

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

Our policy for turnkey drilling agreements is to recognize a gain on turnkey drilling programs after our obligations have been fulfilled, and a gain is only recorded when funds received from participants are in excess of all costs Royale incurs during the drilling programs (e.g., lease acquisition, exploration and development costs), including costs incurred on behalf of participants and costs incurred for its own account. See Note 1 to our Financial Statements, at page F-10.

Once commenced, drilling is generally completed within 10-30 days. Royale maintains internal records of the expenditure of each investor’s funds for drilling projects.

Royale generally operates the wells it completes. As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements. For the year ended December 31, 2021, Royale charged overhead from operation of the wells in the amount of $311,754 for the year, which were an offset to general and administrative expenses. In 2020, the amount was $305,900. At December 31, 2021, Royale operated wells in California and Texas. Royale also has non-operating interests in wells in California, Utah, Texas, Oklahoma and Colorado.

Royale currently sells most of its California natural gas production through Pacific Gas & Electric (“PG&E”) pipelines to independent customers on a monthly contract basis, while some gas is delivered through privately owned pipelines to independent customers. Since many users are willing to make such purchase arrangements, the loss of any one customer would not affect our overall sales operations.

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

Availability of Public Filings

You may obtain a copy of any materials filed by Royale with the Securities and Exchange Commission (“SEC”) at http://www.sec.gov. Royale also provides access to its SEC reports and other public announcements on its website, http://www.royl.com.

Item 1A Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, Royale is not required to provide the information required by this Item.

Item 2 Description of Property

Since 1993, Royale had concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California, in the last few it has moved its focus to Southern California in the Los Angeles Basin and in Mitchell County, Texas. In 2021, Royale drilled two developmental oil wells in Texas and at year end 2021 was in process of drilling two oil wells in Texas and participating in the drilling of two oil wells in southern California.

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

Following is a discussion of Royale’s significant oil and natural gas properties. Reserves at December 31, 2021, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc., registered professional petroleum engineers, in accordance with reports submitted to Royale on February 16, 2022.

California

Royale owns interests in nine gas fields with locations ranging throughout the Sacramento Basin in California. At December 31, 2021, Royale operated 12 wells and owns interests in 19 non-operated wells in Northern California and 6 non-operated wells in Southern and Central California. Our California estimated total proven, developed, and undeveloped net reserves are approximately 0.717 BCFE, according to Royale’s independently prepared reserve report as of December 31, 2021.

Texas

At December 31, 2021, Royale owned and operated interests in 46 wells in its Jameson field. Our Texas estimated total proven, developed, and undeveloped net reserves are approximately 454.1 MBOE, according to Royale’s independently prepared reserve report as of December 31, 2021.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2021, Royale owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	3,906.87	2,808.93	9,041.70	2,527.38
Texas	7,465.00	7,465.00	0.00	0.00
All Other States	1,724.25	1,293.19	5,561.00	5,561.00
Total	13,096.12	11,567.12	14,602.70	8,088.38

Gross and Net Productive Wells

As of December 31, 2021 and 2020, Royale owned interests in the following oil and gas wells in both gross and net acreage:

	2021		2020
	Gross Wells	Net Wells	Gross Wells	Net Wells
Natural Gas	36	12.2620	38	12.3241
Oil	28	19.8313	29	19.0597
Total	64	32.0933	67	31.3838

Drilling Activities

The following table sets forth Royale’s drilling activities during the years ended December 31, 2021 and 2020. All wells are located in the Continental U.S., in California, Texas, Louisiana, Colorado and Utah.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)
2020	Exploratory	0	0	0	0	0
	Developmental	5	5	0	1.2718	0

2021	Exploratory	0	0	0	0	0
	Developmental	2	2	0	0.9374	0

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

Production

The following table summarizes, for the years indicated, Royale’s net share of oil and natural gas production, average sales price per barrel (BBL), per thousand cubic feet (MCF) of natural gas, and the MCF equivalent (MCFE) for the barrels of oil based on a 6 to 1 ratio of the price per barrel of oil to the price per MCF of natural gas. “Net” production is production that Royale owns either directly or indirectly through partnership or joint venture interests produced to its interest after deducting royalty, limited partner or other similar interests. Royale generally sells its oil and natural gas at prices then prevailing on the “spot market” and does not have any material long term contracts for the sale of natural gas at a fixed price.

	2021	2020
Net volume
Oil (BBL)	18,963	31,210
Gas (MCF)	122,151	160,406
MCFE	235,929	347,666

Average sales price
Oil (BBL)	$65.28	$37.96
Gas (MCF)	$3.64	$2.23

Net production costs and taxes	$1,814,643	$1,397,673

Lifting costs (per MCFE)	$7.69	$4.02

Reserve Estimates

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. Our internal processes and controls surrounding this process are routinely tested. We also retain outside independent engineering firms to prepare estimates of our Proved Reserves. Management reviews and approves our reserve estimates, whether prepared internally or by third parties. Our Chief Executive Officer oversaw our outside independent engineering firm, Netherland, Sewell & Associates, Inc. ("NSAI"), in connection with the preparation of their estimates of our Proved Reserves as of December 31, 2021. We also regularly communicate with NSAI throughout the year regarding technical and operational matters critical to our reserve estimations. Our Chief Executive Officer, with input from other members of management, is responsible for the selection of our third-party engineering firms and review of the reports generated. Our Chief Executive Officer has over 37 years of experience in the oil and natural gas industry and is a graduate of the University of Oklahoma with a degree in Chemical Engineering. During his career, he has had various relevant responsibilities in technical and leadership roles including asset management, drilling and completions, production engineering, reservoir engineering and reserves management, economic evaluations and field development in U.S. onshore projects. The third-party engineering reports are also provided to the Audit Committee.

Net Proved Oil and Natural Gas Reserves

Reserves
Category	Oil (mbbls)	Natural Gas (mmcf)
PROVED
Developed:
California	27.205	492.513
Texas	169.246	415.737
All other states	0.138	17.909
Undeveloped:
California	1,262.399	-
Texas	146.377	415.087
All other states	-	-
TOTAL PROVED	1,605.365	1,341.246
Prices used:	$66.55	$3.598

As of December 31, 2021, Royale had proved developed reserves of 939,100 MCF and total proved reserves of 1,354,300 MCF of natural gas. For the same period, Royale also had proved developed oil and natural gas liquid combined reserves of 193,000 BBL and total proved oil and natural gas liquid combined reserves of 1,579,100 BBL.

As of December 31, 2020, Royale had proved developed reserves of 691,900 MCF and total proved reserves of 2,660,500 MCF of natural gas. For the same period, Royale also had proved developed oil and natural gas liquid combined reserves of 224,893 BBL and total proved oil and natural gas liquid combined reserves of 1,541,000 BBL.

During 2021, our overall proved developed and undeveloped natural gas reserves decreased by 49.1% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 1.9 million cubic feet of natural gas. This downward revision was mainly the result of a decrease in proved undeveloped natural gas reserves from drilling locations which the Company had previously estimated.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3 Legal Proceedings

From time to time, the Company may be involved in various legal proceedings or may be subject to claims that arise in the ordinary course of business. The outcome of any such claims or proceedings cannot be predicted with certainty. As of the date of this filing, management is not aware of any such claims against the  Company.

Item 4 Mine Safety Disclosures

Not Applicable

PART II

Item 5 Market for Common Equity and Related Stockholder Matters

Royale’s Common Stock is traded on the OTC QB Market under the symbol “ROYL.” As of December 31, 2021, 56,239,715 shares of Common Stock were held by approximately 3,455 stockholders. As of December 31, 2020, 54,605,488 shares of Royale’s Common Stock were held by approximately 5,018 stockholders. The following table reflects the high and low quarterly closing sales prices on the OTC QB Market from January 2020 through December 2021:

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2020	$0.24	$0.07	$0.18	$0.08	$0.18	$0.10	$0.13	$0.08
2021	$0.20	$0.08	$0.11	$0.08	$0.10	$0.05	$0.09	$0.05

Transfer Agent

The Company utilizes the independent transfer agent services of American Stock Transfer & Trust Company as its transfer agent.

Dividends

The Board of Directors did not issue cash dividends in either 2021 or 2020. The Board of Directors did declare dividends during 2021 and 2020 on the preferred stock to be Paid In Kind (“PIK”) of 78,784 and 76,290 shares with a respective par value of $787,833 and $762,900, as more fully set forth in Note 7 to our Financial Statements.

Recent Sales of Unregistered Securities

None.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes, and supplemental oil and gas disclosures included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statement about Forward-Looking Statements” in this Annual Report.

Overview

Royale is an independent oil and natural gas producer. Royale’s principal lines of business are the production and sale of oil and natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale. Since 1993, Royale has primarily acquired and developed producing and non-producing natural gas properties in California. In December 2018, Royale became the operator of a newly acquired field in Texas. The most significant factors affecting the results of operations are (i) changes in oil and natural gas prices, production levels and reserves, (ii) turnkey drilling activities, and (iii) the increase in future cost associated with abandonment of wells.

During 2021, as the economy and travel picked up as a result of reduced travel restrictions and stay at home orders, we saw an increase in commodity prices of oil and natural gas above pre-pandemic levels. Although, we did continue to see supply chain issues and labor shortages impact the oil and natural gas industry. These supply chain issues and labor shortages would eventually lead to delays in drilling during the year in 2021, and increased costs of goods and services.

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

Impairment analyses are generally based on proved reserves. An asset group would be impaired if the undiscounted cash flows were less than its’ carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During 2021 and 2020, impairment losses of $177,011 and $0, respectively, were recorded on various capitalized lease and land costs where the carrying value exceeded the fair value or where the leases were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. The Company records a liability for all funds invested as deferred drilling obligations until each individual well is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At December 31, 2021 and 2020, Royale had deferred drilling obligations of $7,824,939 and $3,127,500 respectively.

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

Going Concern

At December 31, 2021, the Company has an accumulated deficit of $86,685,036, a working capital deficiency of $6,797,815 and a stockholders’ deficit of $32,570,243. As a result, our financial statements include a “going concern qualification” reflecting substantial doubt as to our ability to continue as a going concern. See Note 1 to our audited financial statements. We do not possess funds necessary to implement our 2022 budget. Royale is continuing its drilling efforts with its direct working interest owners. In addition, we are exploring commitments to provide additional financing, but there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, needed to fully fund our 2022 drilling budget and to support future operations.

Results of Operations for the Year Ended December 31, 2021, as Compared to the Year Ended December 31, 2020

For the year ended December 31, 2021, we had a net loss of $3,598,418 compared to the net loss of $8,148,147 during the year in 2020. The table below reflects the major components of other income and expense.

	Year Ended December 31,
	2021	2020
Loss from Operations	$(3,666,161)	$(2,674,329)

Other Income (Expense):
Interest Expense	(9,206)	(12,949)
Gain (Loss) on Investment in Joint Venture	-	(6,185,995)
Gain on Settlement of Payables	12,071	166,300
Other Gain	-	551,906
Gain on Sale of Assets, net	64,878	6,920
Loss Before Income Tax Expense	$(3,598,418)	$(8,148,147)

In 2021, the majority of the loss resulted from a loss from operations of $3,666,161. In 2020, the majority of the net loss resulted from a $6,185,995 impairment of our investment in RMX Resources, LLC, due to year end 2020 reserve valuations and other considerations, see Note 2 to our Financial Statements.

During the year ended 2021, revenues from oil and gas production increased $143,621 or 9.3% to $1,686,424 from the 2020 revenues of $1,542,803. This increase was due to higher commodity prices realized for the sale of oil and gas in 2021. The net sales volume of oil for the year ended December 31, 2021 was approximately 18,963 barrels of oil with an average price of $65.28 versus approximately 31,210 barrels with an average price of $37.96 per barrel, for the year in 2020. This represents a decrease in net sales volume of approximately 12,247 barrels or 39.2%. The net sales volume of natural gas for the year ended December 31, 2021, was approximately 122,151 Mcf with an average price of $3.64 per Mcf, versus 160,406 Mcf with an average price of $2.23 per Mcf for the year in 2020. This represents a decrease in net sales volume of approximately 38,255 Mcf or 23.8%. The decreases in oil and natural gas production volumes were due to the 2021 sales of non-operated wells in East Los Angeles and Texas and to lower volumes on existing wells due to natural declines.

Oil and natural gas lease operating expenses increased by $416,970 or 29.8%, to $1,814,643 for the year ended December 31, 2021, from $1,397,673 for the year in 2020. This was higher in 2021 due to increases in plugging and abandonment by an industry partner of certain non-operated California wells and workover costs of wells in our Texas Jameson field to increase production. When measuring lease operating costs on a production or lifting cost basis, in 2021, the $1,814,643 equates to a $7.69 per Mcfe lifting cost versus a $4.02 per Mcfe lifting cost in 2020, due to higher lease operating costs and lower production volumes in 2021.

The aggregate of Supervisory Fees and other income was $32,240 for year ended December 31, 2021, a decrease of $12,812 or 28.4% from $45,052 during the year in 2020. This decrease was mainly due to lower pipeline and compressor fee income due to lower production volumes during 2021.

Depreciation, depletion and amortization expense increased to $537,273 from $473,647, an increase of $63,626 or 13.4% for the year ended December 31, 2021, as compared to the year in 2020. The depletion rate is calculated using production by comparing capitalized cost to the recoverable reserves remaining. This increase in depreciation expense was due to a decrease in expected recoverable reserves which increased the depletion rate.

General and administrative expenses decreased by $158,149 or 7.5% from $2,109,232 for the year ended December 31, 2020, to $1,951,083 for the year ended 2021. This decrease was due to lower employee related expenses and office rents along with lower property tax payments in 2021 as we received pre-merger disputed property tax billings in 2020. Legal and accounting expense increased to $419,587 for the year in 2021, compared to $279,227 for the year in 2020, a $140,360 or 50.3% increase. This increase was primarily due to higher audit related expenses during 2021. Marketing expense for the year ended December 31, 2021, increased $116,732, or 102.7%, to $230,346, compared to $113,614 for the year in 2020. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs. During 2020 fewer marketing events were attended as the governmental mandate against large gatherings was implemented.

At December 31, 2021, Royale had a Deferred Drilling Obligation of $7,824,939. During 2021, we disposed of $1,841,061 of drilling obligations upon completing the drilling of two oil wells in Texas, while incurring expenses of $1,905,529, resulting in a loss of $64,468. At December 31, 2020, Royale had a Deferred Drilling Obligation of $3,127,500. During 2020, we disposed of $6,432,675 of drilling obligations upon completing the drilling of five oil wells, three in California and two in Texas, while incurring expenses of $4,732,213, resulting in a gain of $1,700,462.

During the year in 2021, we recorded a loss of $253,956 on sale of asset upon the sale of certain non-operated California properties which was completed during the third quarter of 2021. We also recorded a gain of $318,834 on the sale of asset upon the sale of certain non-operated Texas properties which was completed during the second quarter of 2021. In both sales, these non-operated properties were originally acquired during the 2018 merger with Matrix and booked as Held for Sale at the end of 2020, which resulted in a net gain on sale of assets of $64,878 in 2021. During the first quarter of 2021, we recorded a gain on settlement of $10,061 due to the payment by the Small Business Administration (“SBA”) of the remaining balance of our PPP loan obtained in 2020. During the year in 2020, as disclosed above, we recorded a loss of $6,185,995, on the impairment of our investment in joint venture of RMX Resources, LLC. During the fourth quarter we recorded a loss on assets held for sale of $566,858, in anticipation of the sale of certain oil and gas assets during the year in 2021. During the third quarter in 2020, we recorded a gain on other of $271,310 based on the contract agreement with an industry partner in the drilling of two wells. During the year in 2020, we also recorded a gain on other of $280,596 on the receipt of a pre-Matrix merger prepayment refunds. During the year in 2020, we recorded a gain on settlement of $197,800 on the forgiveness of our SBA Paycheck Protection Program (“PPP”) loan (discussed further in Note 16 to our Financial Statements) and a loss on settlement of $31,500 related to a 2018 seismic sales agreement. During the year in 2020, we recorded geological and geophysical expense of $14,392 related costs in our Texas Jameson field. We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During 2021, we recorded lease impairments of $177,011 on various lease and land costs in our California natural gas fields where the carrying value exceeded the fair value, no lease impairments were recorded in 2020.

Bad debt expense for 2021 and 2020 were $190,414 and $1,008,003, respectively. Approximately $180,000 of the expenses in 2021 and $800,000 of the expenses in 2020 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our year-end oil and natural gas reserve values. During the year in 2020, the other bad debt expense of approximately $203,000 was related to revenue receivable from an industry partner whose collectability was in doubt. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful. By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.

Interest expense decreased to $9,206 for the year ended December 31, 2021, from $12,949 in 2020, a $3,743 decrease. This decrease was mainly due to lower principal balances on notes payable during the year in 2021.

In 2021 and 2020, we did not have an income tax expense due to the use of a percentage depletion carryover valuation allowance created from the current and past operations resulting in an effective tax rate less than the new federal rate of 21% plus the relevant state rates (mostly California, 8.8%).

Capital Resources and Liquidity

At December 31, 2021, Royale had current assets totaling $7,684,808 and current liabilities totaling $14,482,623, a $6,797,815 working capital deficit. We had cash and cash equivalents at December 31, 2021 of $220,304 and restricted cash of $4,002,500 compared to cash and cash equivalents of $255,112 and restricted cash of $2,146,571 at December 31, 2020.

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

At December 31, 2021, our other receivables net, which consist of joint interest billing receivables from direct working interest participants and industry partners, totaled $413,133, compared to $462,777 at December 31, 2020, a $49,644 decrease. This decrease was mainly due to the increase in accounts receivable allowance from direct working interest owners in 2021. At December 31, 2021, revenue receivable was $365,150, an increase of $161,001, compared to $204,149 at December 31, 2020, due to higher commodity prices at year end 2021. At December 31, 2021, our accounts payable and accrued expenses totaled $5,160,484, an increase of $999,375 from the accounts payable at December 31, 2020 of $4,161,109, mainly due to drilling and lease operating costs in 2021.

We have not engaged in hedging activities nor do we use derivative instruments to manage market risks.

Operating Activities. For the years ended December 31, 2021 and 2020, cash used in operating activities totaled $1,624,099 and $381,116, respectively. This $1,242,983 increase in cash used was primarily due to the increase in accounts payable and accrued liabilities during the period in 2021 due to participating in the drilling of two Southern California oil wells at year end.

Investing Activities. Net cash provided by investing activities totaled $3,465,024 for the year ended December 31, 2021 versus net cash used by investing activities of $1,235,485 for the year ended December 31, 2020. The difference was due to cash receipts of approximately $6.5 million in 2021 and $4.3 million in 2020 in direct working interest turnkey investments. Additionally, during 2021, we received approximately $1.07 million from the sale of non-operated properties in Texas and California. During 2021, our turnkey drilling expenditures were approximately $4.1 million as we drilled and completed two oil wells in Texas and were in process at year end of drilling two California oil wells and two Texas oil wells. In 2020, our turnkey drilling expenditures were approximately $5.6 million as we drilled and completed five oil wells, three in California and two in Texas.

Financing Activities. For the year ended December 31, 2021, net cash used by financing activities totaled $19,804 versus net cash provided by financing activities of $141,755 for the year ended December 31, 2020. During 2021, we entered into an agreement in settlement of amounts due at the end of our office lease for $38,490. In 2021, we also had note and financing lease payments of $58,294. During the year in 2020, we received $207,800 in a PPP Loan, of which $197,800 was forgiven. We also had principal payments of approximately $66,000 on our notes payable.

Changes in Reserve Estimates

During 2021, our overall proved developed and undeveloped natural gas reserves decreased by 49.1% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 1.9 million cubic feet of natural gas. This downward revision was mainly the result of a decrease in proved undeveloped natural gas reserves from drilling locations which the Company had previously estimated. See Note 19 - Supplemental Information about Oil and Gas Producing Activities (Unaudited), to our Financial Statements.

During 2020, our overall proved developed and undeveloped natural gas reserves decreased by 38.2% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 1.5 million cubic feet of natural gas. This downward revision was mainly the result of a decrease in proved developed natural gas reserves from a decrease in economic life of wells related to a decrease in future expected product price. See Supplemental Information about Oil and Gas Producing Activities (Unaudited), Note 19 to our Financial Statements.

Item 7A Qualitative and Quantitative Disclosures About Market Risk

Not a required disclosure for smaller reporting companies.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the material weakness that is described below.

Material Weakness and Remediation

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our 2019 consolidated financial statements, management had identified a material weakness that existed because we did not maintain effective controls over our financial close and reporting process, and concluded that the financial close and reporting process needed additional formal procedures to ensure there are appropriate reviews over all financial reporting analysis. Management has also identified a material weakness that existed due to the lack of segregation of duties and controls, including user access, regarding our financial reporting system. Updated procedures have been implemented through the close process for the year ended December 31, 2020, but the material weakness on our financial close and reporting process was not alleviated. We will continue to monitor these throughout 2022 to be able to fully assess whether the procedures and controls are effective.

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

Changes in Internal Control over Financial Reporting

Other than the remedial activities described above, no changes in our internal control over financial reporting occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

All of our directors serve one-year terms from the time of their election to the time their successor is elected and qualified. The following information is furnished with respect to each director and executive officer who served as such during the fiscal year ended December 31, 2021:

Name	Age	First Became Director or Executive Officer	Positions Held
John Sullivan (1)(2)(3)(4)	63	2021	Chairman of the Board
Chris Parada (1)(2)(3)(4)	50	2021	Director
Jonathan Gregory (1)(2)(3)(4)	57	2014	Vice-Chair of the Board of Directors
Johnny Jordan	61	2018	Chief Executive and Operating officer and Director
Jeff Kerns (1)(2)(3)(4)	65	2021	Director

(1)	Members of the Audit Committee
(2)	Members of the compensation committee
(3)	Members of the nominations committee
(4)	Members identified as independent

The board has determined that directors John Sullivan, Chris Parada, Jonathan Gregory and Jeff Kerns qualify as independent directors.

The following summarizes the business experience of each director and executive officer for the past six years.

John Sullivan – Chairman of the Board

Mr. Sullivan is a Principal of LTD Consulting Services LLC. which provides consulting and management services to private and public companies in the U.S. and Southeast Asia. Previously, he held the position of Sr. Director at MMI International, a privately held, global supplier to the Data Storage, Aerospace and Oil and Gas industries. In this role, he oversaw the sales and global operations for the Precision Forming Group, a division of MMI, with $250M in annual sales.

Chris Parada – Director

Mr. Parada currently serves as Vice President of Business Development for Finergy Capital/EnRes Resources, an alternative investment fund providing structured capital solutions to upstream oil and gas companies. Additionally, Mr. Parada serves as President of CounterPoint Consulting, LLC, which he founded in 2019. Counterpoint provides a variety of consulting and contract CFO/VP Finance services to upstream and midstream clients. Prior to joining Finergy/EnRes, Mr. Parada served as Managing Director at TenOaks Energy Advisors from April 2020 to February 2021. Prior to 2019, Mr. Parada was an energy banker for over 25 years, most recently, as Managing Director – Head of Energy Finance for LegacyTexas Bank (2013-2019) where he started and built the Energy Finance team for LegacyTexas. While at LegacyTexas, Mr. Parada and the team successfully closed over $1.5 billion in transactions while he managed a team of seven professionals. Over the course of his career in banking, Mr. Parada has originated, led and syndicated several direct and multibank credit facilities of $10-$500 million. Mr. Parada graduated in 1993 from Texas A&M University with a B.B.A. in Finance.

Jonathan Gregory – Vice-Chair of the Board of Directors

Mr. Gregory became director of Royale in March 2014 and served as Royale's chief executive officer from September 10, 2015, until June 1, 2018. From April 2018 to present, Mr Gregory has served as the CEO of RMX Resources LLC. Prior to becoming Royale's CEO, Mr. Gregory, from March 2014 to July 2015, served as Chief Financial Officer and Chief Business Development Strategist for Americo Energy Resources, a private exploration and production company located in Houston, Texas, Prior to serving as CFO of Americo Energy, Mr. Gregory was CFO of J&S Oil & Gas, LLC, from April 2012 to February 2014. From December 2004 to April 2012, Mr. Gregory was head of the energy lending group in Houston, Texas for Texas Capital Bank, N.A. Mr. Gregory is presently CEO of RMX Resources, LLC, a private Texas based oil and gas company with oil and gas properties primarily located in California. Mr. Gregory is also a Credit Committee Advisor to Anvil Capital Partners, a private debt capital provider to upstream energy companies. Mr. Gregory graduated from Lamar University in 1986 with a Bachelor's degree in Finance.

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

Jeff Kerns – Director

Mr. Kerns was a founding partner of Matrix Oil Corp in 1999, which merged with Royale Energy, Inc. nearly 20 years later in 2018. As a director and officer of Matrix, Mr. Kerns participated in growing the Company from zero production to owning and operating nearly 500 bbls of oil per day. Mr. Kerns was involved in all aspects of the Company’s growth, but his primary focus was day to day operations.

Mr. Kerns started in oil and gas business over 40 years ago as a roughneck in North Dakota working on rigs that drilled through the now famous Bakken Shale heading for deeper targets. Prior to Matrix Oil Corp, Mr. Kerns has held various staff and supervisory positions with Mobil Oil Corp (now ExxonMobil) and Venoco Inc, a small independent company headquartered in Santa Barbara, CA. He also gained broad skills working for many years as a consultant in the oil and gas business. Mr. Kerns is a registered Professional Engineer in the state of CA. He received a BS degree from Stanford University in 1979. He served as an elected public official for 10 years on the local sanitary district board of directors as well as serving as president of a local Rotary International club and president of the San Joaquin Chapter of the American Petroleum Institute and has maintained a long-term affiliation with SPE.

Audit Committee

The board has appointed an audit committee to assist the board of directors in carrying out its responsibility as to the independence and competence of the Company’s independent public accountants. All members of the audit committee are independent members of the board of directors. The audit committee operates pursuant to an audit committee charter, which has been adopted by the board of directors to define the committee’s responsibilities. A copy of the audit committee charter is posted on our website, www.royl.com. The board has determined that Chris Parada qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of the Securities and Exchange Commission.

At the end of 2021, the members of the audit committee were Chris Parada (Chair), Jeff Kerns, John Sullivan and Jonathan Gregory.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors and executive officers. The code is posted on our website, www.royl.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale’s directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale with copies of all such reports they file. Based solely upon a review of the copies of the forms furnished to Royale, or representations from certain reporting persons that no reports were required, Royale believes that no persons failed to file required reports on a timely basis for 2021.

Item 11 Executive Compensation

The following table summarizes the compensation of the chief executive officer, chief financial officer and the one other most highly compensated non-executive employee of Royale and its subsidiaries during the past three years.

SUMMARY COMPENSATION TABLE

Year	Year	Salary (2)	Bonus	Option Awards	All Other Compensation (1)	Total
Johnny Jordan (3)	2021	$255,769			$7,625	$263,394
(CEO)	2020	$255,769			$7,500	$263,269
	2019	$255,769			$-	$255,769

Donald Hosmer	2021	$185,176	$31,985		$18,545	$235,706
(Business Development)	2020	$185,177	$49,554		$18,930	$253,661
	2019	$189,344	$95,193		$18,930	$303,467

Stephen Hosmer	2021	$230,192			$18,750	$248,942
(Former CFO)(4)	2020	$230,192			$18,906	$249,098
	2019	$230,192			$18,906	$249,098

(1) All other compensation consists of matching contributions to the Company’s simple IRA plan, except for Donald H. Hosmer and Stephen M. Hosmer, who also received a $12,000 car allowance.

(2) Salary represents either direct payroll or common stock paid in lieu of taking a cash salary.

(3) Mr. Jordan became CEO of the Company in January 2019. Mr. Jordan joined the Company upon the merger with the Matrix entities on March 7, 2018.

(4) Mr. Hosmer resigned from his position as CFO, effective January 31, 2022.

Stock Options and Equity Compensation; Outstanding Equity Awards at Fiscal Year End

No unvested stock awards were outstanding at the end of 2021.

Compensation Committee Report

Our executive compensation committee has reviewed and discussed the following Compensation Discussion and Analysis with management and, based on its discussion and review, has recommended that the Compensation Discussion and Analysis be included in this annual report.

Members of the Compensation Committee:

Chris Parada, John Sullivan (Chair), and Jeff Kerns

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

Determination

To determine executive compensation, the committee, from time-to-time, meets with our officers to review our compensation programs, discuss the performance of the Company, the duties and responsibilities of each of the officers pay levels and business results compared to others similarly situated within the industry. The committee then makes recommendations to the board of directors for any adjustment to the officers’ compensation levels. The committee does not employ compensation consultants to make recommendations on executive compensation.

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

Bonus. The compensation committee meets annually to determine the quantity, if any, of the cash bonuses of executive officers. The amount granted is based, subjectively, upon the Company’s stock price performance, earnings, revenue, reserves and production. The committee does not use quantifiable metrics for these criteria; but rather uses each in balance to assess the strength of the Company’s performance. The committee believes that formulaic approaches to cash incentives can foster an unhealthy balance between short-term and long-term goals. No cash bonuses were paid to executive officers in 2021 or 2020, other than those listed for Donald Hosmer in the table above.

Compensation of Directors

In 2021, board members or committee member accrued or received fees for attendance at board meetings or committee meetings during the year. In addition to cash payments, Common Stock was issued in lieu of compensation or reimbursements. Royale also reimbursed directors for the expenses incurred for their services.

The following table describes the compensation paid to our directors who are not also named executives for their services in 2021.

Name	Fees paid in Cash or Common Stock	Stock awards	Option awards	All Other Compensation	Total
Mel G. Riggs	$24,000	$-	$-	$-	$24,000
Thomas M. Gladney	$24,000	$-	$-	$-	$24,000
Karen Kerns	$24,000	$-	$-	$-	$24,000
Robert Vogel	$24,000	$-	$-	$-	$24,000
Jonathan Gregory	$27,000	$-	$-	$-	$27,000

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

At March 25, 2022, 56,236,715 shares of registrant’s Common Stock were outstanding.

The following table contains information regarding the ownership of Royale’s Common Stock as March 30, 2022, by each director and executive officer of Royale, and all directors and officers of Royale as a group.

Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table below possesses sole voting and investment power with respect to her or his shares. The holdings reported are based on reports filed with the Securities and Exchange Commission and the Company by the officers and directors.

Insider Holdings
Stockholder (1)	Number	Percent
Stephen M. Hosmer (2)	1,140,229	2.03%
Johnny Jordan (3)	22,918,638	40.75%
Jonathan Gregory (4)	712,955	1.27%
Jeff Kerns (5)	18,488,433	32.87%
All officers and directors as a group	43,260,255	76.92%

* Less than 1%.

(1)	The mailing address of each listed stockholder is 1530 Hilton Head Road, Suite 205, El Cajon, California 92019.
(2)	Includes 6,000 shares owned by Stephen M. Hosmer's minor children.
(3)	Includes 10,879,640 shares issuable upon conversion of Series B Convertible Preferred Stock.
(4)	Includes 35,000 shares owned by Mr. Gregory's son.
(5)	Includes 10,193,800 shares issuable upon conversion of Series B Convertible Preferred Stock

There is no shareholder known by Royale to own beneficially more than 5% of the outstanding shares of each class of equity securities other than Messrs. Jordan and Kerns, as disclosed above.

Item 13 Certain Relationships and Related Transactions, and Director Independence

Our Chief Executive, Johnny Jordan, has accrued certain unpaid salaries, which were assumed by the Company. At December 31, 2021 Mr. Jordan was owed $82,067 in accrued unpaid guaranteed payments.

In 2018 the board of directors terminated the policy allowing employees and directors to participate, at cost, in wells drilled by the Company. Under the prior policy our Former Chief Financial Officer, Stephen Hosmer, had participated individually in 179 wells. At December 31, 2021, the Company had a receivable balance of $17,963 due from Stephen Hosmer and $6,549 from Donald Hosmer for normal drilling and lease operating expenses.

At December 31, 2021, we had a total payable of $23,087 due to RMX Resources, LLC and its subsidiary, Matrix Oil Corporation, related to certain lease operating expenses for wells operated by RMX Resources, LLC. For the same period, the Company also had prepaid expenses and other current assets of $276,423 primarily for the drilling of two wells, expected to be completed in Q1 2022. At December 31, 2021, we had a total payable of $233,872 owed to current and former board members for directors fees.

Royale had outstanding accrued unpaid guaranteed payments for unpaid salaries for periods predating their joining the Company due to certain former Matrix employees. At December 31, 2021, the balance due was $1,616,205. At December 31, 2021, Royale also had accrued unpaid liabilities of $1,306,605 due to certain former Matrix employees for periods predating their joining the Company.

Michael McCaskey and Jeffery Kerns, each former directors of Royale, have consulting agreements to provide services as directed and at the discretion of the Company. Mr. Kerns wife was a director of Royale.

The board has determined that directors John Sullivan, Chris Parada, Jonathan Gregory and Jeff Kerns qualify as independent directors.

Item 14 Principal Accountant Fees and Services

Weaver and Tidwell, LLP served as independent registered accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2021. Weaver and Tidwell, LLP became our independent auditors effective the second quarter of the year ended December 31, 2021. Moss Adams LLP served as the independent registered accounting firm to audit the Company’s financial statements for the fiscal years ended December 31, 2020 and 2019, through the first quarter of the year ended December 31, 2021. The aggregate fees billed for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Audit fees (1)	255,376	270,375
Tax fees (2)	-	-
All other fees (3)	-	-
Total	255,376	270,375

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

The Company’s audit committee has adopted policies for the pre-approval of all audit and non-audit services provided by the Company’s independent auditor. The policy requires pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it. During 2021 all fees were pre-approved by the audit committee.

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

10.11	Company Agreement of RMX (April 4, 2018), filed as Exhibit 10.1 to the Company’s Form 8-K filed April 10, 2018
10.13	Conveyance of Term Overriding Royalty Interest between Sunny Frog Oil, LLC, and Royale (April 4, 2018), filed as Exhibit 10.3 to the Company’s Form 8-K filed April 10, 2018
10.17	Royale Energy, Inc., 2018 Equity Incentive Plan, filed as Exhibit 99.1 to the Company’s Form S-8 filed October 29, 2018
10.25	Employment Agreement between the Company and Michael McCaskey, filed as Exhibit 10.9 to the Company’s Form S-8 filed October 29, 2018
10.26	Employment Agreement between the Company and Jeffrey Kerns, filed as Exhibit 10.10 to the Company’s Form S-8 filed October 29, 2018
10.27	Incentive Stock Option Agreement between the Company and Stephen M. Hosmer, filed as Exhibit 10.11 to the Company’s Form S-8 filed October 29, 2018

21.1*	Subsidiaries of Registrant.
23.1*	Consent of Weaver Tidwell.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
23.3*	Consent of Moss Adams.
31.1*	Rule 13a-14(a), 115d-14(a) Certification.
31.2*	Rule 13a-14(a), 115d-14(a) Certification.
32.1*	Section 1350 Certification.
32.2*	Section 1350 Certification.
99.1*	Report of Netherland, Sewell & Associates, Inc.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royale Energy, Inc.

Date: April 15, 2022	/s/ Johnny Jordan
Johnny Jordan
Chief Executive Officer

Date: April 15, 2022	/s/ Ronald Lipnick
Ronald Lipnick
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2022	/s/ John Sullivan
John Sullivan
Chairman of the Board of Directors

Date: April 15, 2022	/s/ Jonathan Gregory
Jonathan Gregory
Vice-Chair of the Board of Directors

Date: April 15, 2022	/s/ Chris Parada
Chris Parada
Director

Date: April 15, 2022	/s/ Jeff Kerns
Jeff Kerns
Director

Date: April 15, 2022	/s/ Stephen Hosmer
Stephen Hosmer
Director

ROYALE ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Royale Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Royale Energy, Inc. (the “Company”) as of December 31, 2021, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The Board of Directors and Shareholders of

Royale Energy, Inc.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of Proved Reserves Impacting the Recognition and Valuation of Depletion Expense and Impairment and Oil and Gas Properties

Critical Accounting Matter Description

As described in Note 1 to the consolidated financial statements, the Company accounts for its oil and gas properties using the successful efforts method of accounting which requires management to make estimates of proved reserve volumes and future revenues and expenses to calculate depletion expense and measure its oil and gas properties for potential impairment. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions, including forecasting the production decline rate of producing properties and the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and potential impairment measurements. We identified the estimation of proved reserves of oil and gas properties, due to its impact on depletion expense and impairment evaluation, as a critical audit matter.

The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity necessary to estimate the volume and future revenues of the Company’s proved reserves could have a significant impact on the measurement of depletion expense or the impairment assessment. In turn, auditing those inputs and assumptions required subjective and complex auditor judgement.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding of the design and implementation of management’s controls related to the estimation of proved reserves by evaluating the level of knowledge, skill, and ability of the Company’s reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the reserve report prepared by the Company’s specialists.

The Board of Directors and Shareholders of

Royale Energy, Inc.

To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from Company’s accounting records, such as commodity pricing, historical pricing differentials, operating costs, estimated capital costs and working and net revenue interests, we evaluated management’s process for determining the assumptions, including examining the underlying support, on a sample basis. These audit procedures, among others included the following:

●

Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;

●	Evaluated the models used to estimate the operating costs at year-end compared to historical operating costs;
●

Compared the models used to determine the future capital expenditures and compared estimated future capital expenditures used in the reserve report to amounts expended for recently drilled and completed wells with similar locations;

●

Evaluated the working and net revenue interests used in the reserve report by inspecting a sample of ownership interests, historical pricing differentials, and operating costs to underlying support from the Company’s accounting records;

●

Evaluated the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining support for the Company’s or the operator’s ability and intent to develop the proved undeveloped properties;

●	Applied analytical procedures to the reserve report by comparing to historical actual results and to the prior year reserve report.

Deferred Drilling Obligation & Gain/Loss on Turnkey Drilling

Critical Accounting Matter Description

As described in Note 1 to the consolidated financial statements, the Company sponsors turnkey drilling agreement arrangements in proved and unproved properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as Deferred Drilling Obligations. That obligation is reduced as costs to complete are incurred, with any excess cost incurred booked against the Company’s property account to reduce any basis in its own interest. Gain on Turnkey Drilling represents funds received from turnkey drilling participants in excess of all costs the Company incurs during the drilling programs and is recognized only upon making the determination that the Company’s obligations have been fulfilled. For the fiscal year ended December 31, 2021, the Company’s Deferred Drilling Obligation was approximately $7.8 million, and the Loss on Turnkey Drilling was $64,468.

The Board of Directors and Shareholders of

Royale Energy, Inc.

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

We obtained an understanding of the design and implementation of management’s controls related to the estimations in determining the expected cost to drill a well, develop the well site, and when obligations under the Private Placement Memorandums have been fulfilled. Other audit procedures involved selecting a sample of wells to test management’s estimates as follows:

●	Obtained the master spreadsheet for each selected well, recalculated the worksheet for clerical accuracy, and sampled the direct working interest (DWI) investors;
●

Obtained the signed field subscription agreement for each selected investor in each well, verified the investment ownership amount per the signed field subscription agreement agreed to the amount invested and the number of units within the master spreadsheet, vouched the cash received from the DWI investors, and agreed the significant terms to the related Private Placement Memorandum;

●	Obtained a schedule of costs incurred to drill the selected well, recalculated the schedule for clerical accuracy, and obtained support from management to substantiate the costs incurred; and
●

Obtained evidence substantiating the timing and amount of the turnkey gain recognized for a sample of wells drilled and assessed that the recognized turnkey gain was appropriate as defined under the terms of the Private Placement Memorandums.

/S/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2021

Dallas, Texas

April 15, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Royale Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Royale Energy, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

The primary procedures we performed to address this critical audit matter included:

●	Selecting a sample of wells and:

o	Obtaining the master spreadsheet for each selected well, recalculating the worksheet for clerical accuracy, and sampling the direct working interest (DWI) investors;

o

Obtaining signed field subscription agreement for each selected investor in each well, verifying the investment ownership amount per the signed field subscription agreement agreed to the amount invested and the number of units within the master spreadsheet, vouching the cash received from the DWI investors, and agreeing the significant terms to the related Private Placement Memorandum;

o	Obtaining a schedule of costs incurred to drill the selected well, recalculating the schedule for clerical accuracy, and obtaining support from management to substantiate the costs incurred; and

o

Obtaining evidence substantiating the timing and amount of the recognition of turnkey gain pertaining to a sample of wells drilled and assessing that the recognition of the turnkey gain was appropriate as defined under the terms of the Private Placement Memorandums.

/s/ Moss Adams LLP

San Diego, California

March 30, 2021

We served as the Company’s auditor from 2019 to 2021.

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2021	2020
ASSETS
Current Assets:
Cash and Cash equivalents	$220,304	$255,112
Restricted Cash	4,002,500	2,146,571
Other Receivables, net	413,133	462,777
Revenue Receivables	365,150	204,149
Assets Held For Sale	-	1,529,141
Prepaid Expenses and Other Current Assets	150,837	233,769
Deferred Drilling Costs	2,256,461	-
Prepaid Drilling to RMX Resources, LLC	276,423	239,036
Total Current Assets	7,684,808	5,070,555

Other Assets	598,873	583,554
Right of Use Asset - Operating Leases	423,299	229,516
Oil and Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	2,079,800	2,541,001

Total Assets	$10,786,780	$8,424,626

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31,

	2021	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,160,484	$4,161,109
Royalties Payable	623,405	623,405
Notes Payable	113,915	132,624
Due RMX Resources, LLC	23,087	23,087
Operating and Financing Leases - Current	88,257	178,120
Accrued Liabilities - Current	201,172	-
Asset Retirement Obligation - Current	648,536	869,147
Deferred Drilling Obligations	7,824,939	3,127,500

Total Current Liabilities	14,683,795	9,114,992

Noncurrent Liabilities:
Asset Retirement Obligation	2,610,560	2,478,350
Operating and Financing Leases - Non-current	336,959	52,937
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Accrued Liabilities - Non-current	1,306,605	1,306,605

Total Liabilities	20,554,124	14,569,089

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3.5% annual dividend, 2,280,289 and 2,221,622 shares issued and outstanding as of December 31, 2021 and 2020, respectively	22,802,899	22,216,238

Stockholders’ Equity (Deficit):

Common Stock, .001 Par Value, 280,000,000 Shares Authorized 56,239,715 and 54,605,488 shares issued and outstanding as of December 31, 2021 and 2020, respectively	56,239	54,605

Additional Paid in Capital	54,058,554	53,883,479

Accumulated Deficit	(86,685,036)	(82,298,785)

Total Stockholder’s Equity (Deficit)	(32,570,243)	(28,360,701)

Total Liabilities and Stockholders’ Equity (Deficit)	$10,786,780	$8,424,626

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Revenues:
Sale of Oil and Gas	$1,686,424	$1,542,803
Supervisory Fees and Other	32,240	45,052
Total Revenues	1,718,664	1,587,855

Costs and Expenses:
Lease Operating	1,814,643	1,397,673
Impairment	177,011	-
Geological and Geophysical Expense	-	14,392
Depreciation, Depletion and Amortization	537,273	473,647
Bad Debt Expense	190,414	1,008,003
General and Administrative	1,951,083	2,109,232
Legal and Accounting	419,587	279,227
Marketing	230,346	113,614
Loss on Assets Held For Sale	-	566,858
Total Costs and Expenses	5,320,357	5,962,646

Gain (Loss) on Turnkey Drilling	(64,468)	1,700,462

Loss from Operations	(3,666,161)	(2,674,329)

Other Income (Expense):
Interest Expense	(9,206)	(12,949)
Loss/Impairment on Investment in Joint Venture	-	(6,185,995)
Gain on Settlement of Payables	12,071	166,300
Other Gain	-	551,906
Gain on Sale of Assets	64,878	6,920
Loss Before Income Tax Expense	(3,598,418)	(8,148,147)
Provision for Income Taxes	-	-
Net Loss	(3,598,418)	(8,148,147)

Basic and Diluted Loss Per Share	(0.06)	(0.17)

Weighted average number of common shares outstanding, basic and diluted	55,887,319	53,292,647

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Shares	Common Amount	Preferred Shares	Preferred Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
December 31, 2019 Balance	51,854,136	$51,854	2,145,334	$21,453,338	$53,549,543	$(73,387,738)	$1,666,997
Stock Issued in lieu of Compensation	2,751,352	2,751	-	-	333,936	-	336,687
Preferred Series B 3.5% Dividend	-	-	18,720	187,200	-	(762,900)	(575,700)
Reclassify Preferred B to Mezzanine	-	-	(2,164,054)	(21,640,538)	-	-	(21,640,538)
Net Loss	-	-	-	-	-	(8,148,147)	(8,148,147)
December 31, 2020 Balance	54,605,488	54,605	-	$-	$53,883,479	$(82,298,785)	$(28,360,701)
Stock Issued in lieu of Compensation	1,634,227	1,634	-	-	175,075	-	176,709
Preferred Series B 3.5% Dividend	-	-	-	-	-	(787,833)	(787,833)
Net Loss	-	-	-	-	-	(3,598,418)	(3,598,418)
December 31, 2021 Balance	56,239,715	$56,239	-	$-	$54,058,554	$(86,685,036)	$(32,570,243)

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(3,598,418)	$(8,148,147)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion, and Amortization	537,273	473,647
Impairment	177,011	-
(Gain) on Sale of Assets	(64,878)	(6,920)
(Gain) Loss on Turnkey Drilling	64,468	(1,700,462)
(Gain) on Settlement of Accounts Payable	(12,071)	(166,300)
Loss/Impairment on Investment in Joint Venture	-	6,185,995
Bad Debt Expense	190,414	1,008,003
Loss on Assets Held For Sale	-	566,858
Geological & Geophysical Costs	-	14,392
Gain on Other	-	(271,310)
Stock-Based Compensation	176,709	336,687
Right of Use Asset Depreciation	10,972	10,945
(Increase) Decrease in:
Other & Revenue Receivables	(301,771)	46,210
Prepaid Expenses and Other Assets	30,226	2,583,937
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	1,165,966	(1,305,371)
Royalties Payable	-	-
Due to Affiliate	-	(9,280)
Net Cash Used in Operating Activities	(1,624,099)	(381,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Oil and Gas Properties	(4,146,131)	(5,562,985)
Proceeds from Turnkey Drilling	6,538,500	4,327,500
Proceeds from Sale of Assets	1,072,655	-
Net Cash Provided by (Used In) Investing Activities	3,465,024	(1,235,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Long-Term Debt	(58,294)	(66,045)
Proceeds from Long-Term Debt	-	207,800
Office Rent Financing Agreement	38,490	-
Net Cash Provided by (Used In) Financing Activities	(19,804)	141,755

Net Increase (Decrease) in Cash	1,821,121	(1,474,846)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	2,401,683	3,876,529

Cash, Cash Equivalents, and Restricted Cash at End of Year	$4,222,804	$2,401,683
Cash Paid for Interest	$2,942	$12,949

Cash Paid for Taxes	$10,394	$5,559

Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Increase (Decrease) in Capital Accrued Balance	$208,792	$(487,323)
Series B Paid-In-Kind Dividends	$787,833	$762,900
Issuance of Common Stock for Accrued Compensation Expense	$-	$-

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

Estimated quantities of crude oil and condensate, NGLs and natural gas reserves is a significant estimate that requires judgment. All of the reserve data included in this Form 10-K are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and condensate, NGLs and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and condensate, NGLs and natural gas reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil and condensate, NGLs and natural gas that are ultimately recovered. See Note 19 – Supplemental Information About Oil and Gas Producing Activities (Unaudited) to our Financial Statements for further detail.

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

The Company’s 2021 consolidated financial statements reflect a working capital deficiency of $6,797,815 and a net loss from operations of $3,598,418. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

	Year Ended December 31,
	2021	2020
Cash and cash equivalents	$220,304	$255,112
Restricted cash	4,002,500	2,146,571
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$4,222,804	$2,401,683

Other Receivables

Our other receivables consist of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected. The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At December 31, 2021 and 2020, the Company established an allowance for uncollectable accounts of $2,761,398 and $2,582,093, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

	Year Ended December 31,
	2021	2020
Oil & Condensate Sales	$1,238,014	$1,184,680
Natural Gas Sales	445,080	357,587
NGL Sales	3,330	536
	$1,686,424	$1,542,803

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

Supervisory Fees and Other

For the years ended December 31, 2021 and 2020, the Company recognized $32,240 and $45,052, respectively in supervisory fees in Pipeline and Compressor fees which are received and allocated based on production volumes.

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

Impairment

We evaluate our oil and gas producing properties, including capitalized costs of exploratory wells and development costs, for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Oil and gas producing properties are reviewed for impairment on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure or contractual terms that cause economic interdependency amongst separate, discrete fields. Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future net cash flows or, if available, comparable market value. We evaluate our unproved property investment and record impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, this amount is reported in exploration expenses in our consolidated statements of income. During 2021 the Company recorded impairment losses of $177,011, on various capitalized lease and land costs where the carrying value exceeded the fair value. In 2020 there were no impairment losses.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At December 31, 2021 and 2020, Royale Energy had Deferred Drilling Obligations of $7,824,939 and $3,127,500, respectively. During 2021, we disposed of $1,841,061 of drilling obligations upon completing the drilling of two oil wells in Texas, while incurring expenses of $1,905,529, resulting in a loss of $64,468. During 2020, we disposed of $6,432,675 of drilling obligations upon completing the drilling of five oil wells, three in California and two in Texas, while incurring expenses of $4,732,213, resulting in a gain of $1,700,462.

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

Income (Loss) Per Share

Basic and diluted losses per share are calculated as follows:

	Year Ended December 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net Loss	$(3,598,418)	$(3,598,418)	$(8,148,147)	$(8,148,147)
Less: Preferred Stock Dividend	787,833	787,833	762,900	762,900
Less: Preferred Stock Dividend in Arrears	-	-	-	-
Net Loss Attributable to Common Shareholders	(4,386,251)	(4,386,251)	(8,911,047)	(8,911,047)
Weighted average common shares outstanding	55,887,319	55,887,319	53,292,647	53,292,647
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	55,887,319	55,887,319	53,292,647	53,292,647
Per share:
Net Loss	$(0.06)	$(0.06)	$(0.17)	$(0.17)

For the years ended December 31, 2021 and 2020, Royale Energy had dilutive securities of 26,582,388 and 25,137,267 respectively. These securities were not included in the dilutive loss per share due to their antidilutive nature.

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

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions

At December 31, 2021 and 2020, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis. The Company estimates asset retirement obligations pursuant to the provisions of ASC 410, Asset Retirement and Environmental Obligations. The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 – Oil and Gas Properties, Equipment and Fixtures for further discussion of the Company’s asset retirement obligations.

Accounts Payable and Accrued Expenses

At December 31, 2021 and 2020, the components of accounts payable and accrued expenses consisted of:

	2021	2020
Trade Payables including accruals	2,845,395	2,264,562
Direct working interest investors related accruals	1,409,148	1,277,428
Current drilling efforts accrued expenses	229,716	20,924
Accrued Liabilities	410,308	391,434
Employee related accruals	266,531	196,014
Deferred rent	(614)	10,747
	5,160,484	4,161,109

Accrued – Non-current

At December 31, 2021 and 2020, the Company had non-current accrued liabilities of $1,306,605 and accrued unpaid guaranteed payment of $1,616,205, due to certain Matrix principals, from periods prior to the merger with the Matrix entities during March of 2018.

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

Pursuant to this settlement, Royale continues to be liable for the payment of all royalties and suspended funds incurred prior to March 1, 2018. Also, as part of this Settlement Agreement, RMX will offer Royale the right, but not the obligation to participate in a portion of the working interest, in a number of wells to be drilled in the Sansinena, Sempra, Whittier and/or East LA properties in Los Angeles County, California. The minimum number of wells to be offered to Royale in each year is 2 net wells as determined by an agreed upon methodology. The Agreement also calls for certain credits toward future drilling costs of the offered wells.

The RMX Joint Venture, like any Joint Venture investment following the equity method, is subject to ASC 323-10-35-31 and 32, impairment testing. During the 4th quarter of 2020, Royale received the RMX engineering reserve report prepared by an independent outside engineering firm. The report reflected reserve values for RMX that were below the Company’s expectations. As a result, of this and on-going market conditions along with the contractual terms of Royale’s investment in RMX, management performed an impairment test. Royale considered the waterfall formula as called for under its agreements with RMX as well as the preferred return owed to other partners. As part of this computation, Royale applied a discounted cash flow test as called for under ASC 820-10-55-5(c) and 5(d) incorporating the time value of money and risk premium. In our test, we considered factors including, most significantly, the estimated market value of the reserves of RMX and the amount of preferred return owed to other partners. As a result of this analysis and the fact that Management does not believe the values reflected in this most recent reserve report are temporary, Royale does not expect to realize the entire carrying amount of the RMX investment. Therefore, the entire investment of $6,185,995 was impaired and was taken to the Statement of Operations in the year ended December 31, 2020.

Additional reasons that Royale considers this impairment to be permanent is that these assets are located in California close to urban dwellings and subject to increasing regulatory scrutiny. Further, the current state administration has indicated a strong desire to impose increasing regulations on oil and gas producing properties thereby reducing their economic value.

Because the Company does not expect the value of the RMX Joint Venture to improve to a level where the water-fall profit sharing formula will provide value to Royale, the Company is no longer providing summarized financial information on the RMX investment in its financial statements or its reserve disclosures. Further the investment in RMX Joint Venture was $0 as of December 31, 2021 and 2020, due to the full impairment in 2020.

Listed below is summarized information the Company’s investment in RMX for the year ended December 31, 2020:

Twelve Months Ended December 31, 2020
RMX Resources, LLC
Balance Sheet:
Total Assets	$77,168,147
Total Liabilities	$46,213,651
Members Equity	$30,954,496
Results of Operations:
Net operating revenue	$9,376,395
Income (Loss) from operations	$(3,352,584)
Net income	$(126,081)

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of:

	Year Ended December 31,
	2021	2020
Oil and Gas
Producing properties, including intangible drilling costs	$5,509,568	$5,672,457
Undeveloped properties	128,362	13,993
Lease and well equipment	3,317,718	3,317,718
	$8,955,648	$9,004,168
Accumulated depletion, depreciation and amortization	(6,879,531)	(6,467,626)
Net capitalized costs Total	2,076,117	2,536,542

Commercial and Other	2021	2020
Real estate, including furniture and fixtures	$-	$-
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,097,428
	1,137,489	1,137,489
Accumulated depreciation	(1,133,806)	(1,133,030)
	3,683	4,459
Total Oil and Gas Properties, Equipment and Fixtures	$2,079,800	$2,541,001

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed at December 31:

	Year Ended December 31,
	2021	2020
Acquisition - Proved	-	-
Acquisition - Unproved	-	-
Development	1,905,529	5,306,639
Exploration	-	-

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB ASC requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2021 and 2020. We did not charge any previously capitalized exploratory well costs to expense upon adoption of Topic. Undeveloped properties are not subject to depletion, depreciation or amortization.

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) are as follows:

	Year Ended December 31,
	2021	2020
Oil and gas sales	$1,686,424	$1,542,803
Production-related costs (Lease Operating)	(1,814,643)	(1,397,673)
Impairment	(177,011)	-
Depreciation, depletion and amortization	(537,273)	(473,647)

Results of operations from producing and exploration activities	$(842,503)	$(328,517)
Income Taxes (Benefit)	-	-

Net Results	$(842,503)	$(328,517)

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Asset Retirement and Environmental Obligations Topic of the ASC 410-20 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. The ARO is recorded at the estimated fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. Accretion expense is included as part of Depreciation, Depletion and Amortization in the Consolidated Statement of Operations. The fair value (as provided in ASC 820 guidance) of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. The provisions of this Topic apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, development, and operation of a long-lived asset. There were no changes in estimates for the years ended December 31, 2021 and 2020.

	2021	2020
Asset retirement obligation
Beginning of the year	$2,478,350	$3,632,422
Liabilities incurred during the period	14,122	29,323
Settlements	-	(508,538)
Merger Additions	-	-
Sales	-	-
Changes in estimates	-	-
Accretion expense	118,088	194,290
Reclassification to ARO - current	-	(869,147)
End of year	$2,610,560	$2,478,350

The Company records accretion expense as part of Depreciation, Depletion and Amortization. Accretion expense was $118,088 and $194,290 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 – NOTES PAYABLE

On November 1, 2021, the Company issued a promissory note for a principal amount of $38,490 to Pacific Gillespie Partners IV, LP. Five principal payments of $7,698 are due the first of the month beginning December 1, 2021. Failure to pay when due may result in the remaining balance being immediately payable along with interest on the unpaid principal balance of 6.0% per annum.

On October 3, 2018, the Company issued a promissory note for a principal amount of $517,585 to Forza Operating, LLC. At an interest rate of 5.5%. Beginning October 3, 2018, principal and interest is due and payable in 12 monthly installments of $44,428. The note was the result of an agreement regarding the plugging and abandonment of the CL&F #1 and the CL&F #1 SWD wells. The Company agreed to include the current joint interest billing balance due to Forza Operating of $233,367 and Royale’s share of future plugging and abandonment costs of $284,218. At December 31, 2021 and 2020, Royale Energy had Notes Payable of $113,915 and $132,624, respectively, as a current liability.

On November 2, 2020, in conjunction with the PPP loan forgiveness described in Note 16 – Coronavirus Aid, Relief, And Economic Security Act (“CARES Act”), Royale’s entered into a loan for $10,054 to be repaid through monthly interest and principal payments of $560 beginning December 1, 2020, with the final payment of $613 scheduled for April 23, 2022. In February 2021, the balance of the loan and interest of $10,081 was paid by the SBA resulting in a gain on settlement of $10,061.

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

Significant components of the Company’s deferred assets and liabilities at December 31, 2021 and 2020, respectively, are as follows:

	2021	2020
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$277,521	$361,444
Net Operating Loss	8,697,243	7,361,230
Other	605,684	583,281
Share-Based Compensation	86,510	86,510
Capital Loss / AMT Credit Carry Forward	9,458	9,458
Charitable Contributions Carry Forward	-	3,396
Allowance for Doubtful Accounts	718,516	671,861
Oil and Gas Properties and Fixed Assets	3,945,568	4,860,069
Investment in RMX Joint Venture	486,092	342,569
Section 481(a) Adjustments	-	(107,432)
	$14,826,592	$14,172,386
Valuation Allowance	(14,826,592)	(14,172,386)
Net Deferred Tax Asset	$-	$-

The Company recorded a full valuation allowance against the net deferred tax assets in 2016. At the end of 2017, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, Royale and its management concluded it is not “more-likely-than-not” its deferred tax assets will be realized. As a result, the Company will continue to record a full valuation allowance against the deferred tax assets. The Company will assess the realizability of the deferred tax assets at least yearly and make appropriate updates as needed. Royale Energy, Inc. and its subsidiaries have available net operating loss carryforwards of $20.5 million generated in tax years ended before January 1, 2018, which if not utilized, begin to expire in the year 2026. Royale Energy, Inc. has $6.9 million net operating loss carryforwards generated after December 31, 2017, which can be carried forward indefinitely.

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2021 and 2020, respectively, to pretax income is as follows:

	2021	2020
Tax (benefit) computed at statutory rate of 21% at December 31, 2021 and 2020, respectively	$(755,668)	$(1,708,463)

Increase (decrease) in taxes resulting from:
Meals & Entertainment	-	740
PPP Loan Forgiveness	(2,113)	(41,538)
Prior-year true-up for Books	241,652	(126,541)
Deferred State Taxes, net of federal benefit	(131,991)	(330,367)
Other non-deductible expenses	(6,086)	4,108
Change in valuation allowance	654,206	2,202,061
Provision (benefit)	-	-

The components of the Company’s tax provision are as follows:

	2021	2020
Current tax provision (benefit) - federal	$-	$-
Current tax provision (benefit) - state	-	-
Deferred tax provision (benefit) - federal	-	-
Deferred tax provision (benefit) - state	-	-
Total provision (benefit)	$-	$-

In January 2007, Royale adopted additional provisions from the Income Taxes Topic of the ASC, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As a result of our implementation of the Topic at the time of adoption and at December 31, 2018, the Company did not recognize a liability for uncertain tax positions. Currently, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2018 through 2020 remain open to examination by the taxing jurisdictions in which we file income tax returns.

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

For 2021 and 2020, the board authorized the payment of each quarterly dividend of Series B Convertible Preferred shares, as Paid-In-Kind shares (“PIK”) to be paid immediately following the end of the quarter. For the 12 months ending December 31, 2021, the Company issued 58,667 shares with a value of $586,661, with 20,117 shares with a value of $201,172 accrued for but not yet issued at 12/31/21. For the 12 months ending December 31, 2020, the Company issued 76,290 shares with a value of $762,900. During 2021 and 2020, no cash was used to pay dividends on Series B preferred shares.

NOTE 8 – COMMON STOCK

During the year 2021 and 2020, the Company issued shares of its Common Stock in lieu of cash payments for salaries, fees or incentives to various officers and board members, including our CEO, as noted in the statement of Stockholders’ Equity (Deficit).

NOTE 9 – OPERATING LEASES

The Company has two office leases. One at 1530 Hilton Head Road, El Cajon, California the location of its corporate offices and one at 104 W. Anapamu, Santa Barbara, California, the location of the Company’s CEO and engineering team. The corporate office lease was entered into on August 12, 2021, begins on January 1, 2022 and expires on December 31, 2026, with initial monthly payments of $6,922 with escalations. The previous corporate office lease was entered into on August 31, 2016 and expired on October 31, 2021 The lease in Santa Barbara was initiated in December of 2006 and, through several extensions and renewals, will expire in March of 2022.

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

Lease expense for operating as well as finance leases are included in General and Administrative expense and interest expense on the Consolidated Statement of Operations, while the lease expense for those leases that are short-term are included in Oil and Gas Lease Operating Expenses. The amounts are as follows:

	Year Ended December 31,
	2021	2020
Operating lease expense	163,025	200,836
Financing lease expense	18,635	19,137
Operating - short-term	-	-
Short Term - field	6,000	6,000
Total lease expense	187,660	225,973

The following tables summarized the operating and financing lease obligations.

Lease Obligations	Operating Lease Obligations	Financing Lease Obligations	Total Lease Obligations
2022	$96,670	12,588	109,258
2023	85,560	12,588	98,148
2024	88,128	7,343	95,471
Thereafter	184,260	-	184,260
Total undiscounted lease payments	$454,618	32,519	487,137
Less: Amount representing interest	59,503	2,418	61,921
Total Operating & Financing lease liabilities	$395,115	30,101	425,216
Current lease liabilities as of December 31, 2021	$77,096	11,161	88,257
Long-term lease liabilities as of December 31, 2021	$318,019	18,940	336,959

NOTE 10 – RELATED-PARTY TRANSACTIONS

Significant Ownership Interests

Our Chief Executive, Johnny Jordan, has accrued certain unpaid salaries, which were assumed by the Company. At December 31, 2021, Mr. Jordan was owed $82,067, in accrued unpaid guaranteed payments.

Stephen Hosmer has participated individually in 179 wells under the 1989 policy. During 2021 and 2020, Stephen did not participate in fractional interests. At December 31, 2021, the Company had a receivable balance of $17,963 due from Stephen Hosmer for normal drilling and lease operating expenses.

Donald Hosmer has participated individually in 179 wells under the 1989 policy. During 2021 and 2020, Donald did not participate in fractional interests. At December 31, 2021, Royale had a receivable balance of $6,549 due from Donald Hosmer for normal drilling and lease operating expenses.

At December 31, 2021 and 2020, we had a total payable of $23,087 and $23,087, respectively, due to RMX Resources, LLC and its subsidiary, Matrix Oil Corporation, related to certain lease operating expenses for wells operated by RMX Resources, LLC. For the same periods, the Company also had prepaid expenses and other current assets, and deferred drilling costs of $1,327,763 and $239,036, respectively. The prepaid amount where primarily for the drilling of wells.  During 2021, RMX Resources LLC operated various oil wells we have interests in, from which we received revenues of approximately $491,000 and incurred lease operating costs of approximately $259,000.  At December 31, 2021 and 2020, we had a total revenue receivables of $98,274 and $43,416, respectively, due from RMX Resources, LLC and its subsidiary, Matrix Oil Corporation.

Royale had outstanding accrued unpaid guaranteed payments for unpaid salaries for periods predating their joining the Company due to certain former Matrix employees. At December 31, 2021, the balance due was $1,616,205. At December 31, 2021, Royale also had accrued unpaid liabilities of $1,306,605 due to certain former Matrix employees for periods predating their joining the Company.

Michael McCaskey, a former director of Royale, and Jeffery Kerns, a former and current director of Royale, each have consulting agreements to provide services as directed and at the discretion of the Company. Mr. Kerns wife was a director during 2020 and 2021. At December 31, 2021, we had a total payable of $233,872 owed to current and former board members for directors fees.

NOTE 11 – STOCK COMPENSATION PLAN

There were no stock options issued during 2021 and 2020.

NOTE 12 – SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2021 and 2020, were $31,509 and $41,921 respectively.

NOTE 13 – ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and ensure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy’s business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2021 or 2020.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 14 – CONCENTRATIONS

The Company bids its gas sales on a month-to-month basis and generally sells to a single customer without commitment to future gas sales to any particular customer. The Company normally sells approximately 41% of its yearly natural gas production to one customer on a month-to-month basis. Since we are able to sell our natural gas to other readily available customers, the loss of any one customer would not have an adverse effect on our overall sales operations.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution for our interest-bearing accounts in the years ended December 31, 2021 and 2021. At December 31, 2021 and 2020, cash in banks exceeded the FDIC limits by approximately $3.9 million and $1.9 million, respectively. The Company has not experienced any losses on deposits.

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

NOTE 16 – CORONAVIRUS AID, RELIEF, AND ECONOMIC SECURITY ACT (“CARES ACT”)

In December 2019, a novel strain of coronavirus (which triggers a respiratory disease called COVID-19) was reported in Wuhan, China. The World health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak has caused a major reduction in the consumption of hydrocarbon-based transportation fuels as airlines have grounded flights worldwide and countries around the world have asked residents to suspend automobile travel. In addition to a substantial loss of demand for crude oil, In March, Saudi Arabia entered into a price war with Russia and added additional supplies of crude oil to an already over supplied market. The result was a precipitous decline in the price of crude oil received by the Company. As a result, the Company experienced a reduction in its oil and gas revenues and resulting cash flows for the year 2020.

The CARES Act provided tax benefits and potential loans/grants for businesses and non-profits. On April 13, 2020, the Company successfully completed the process to obtain a $207,800 PPP Loan through the SBA with Bank of Southern California (“BSC”) under the CARES Act. The interest rate was 1.00 percent per year fixed with a two-year term and all payments deferred for six months subject to loan forgiveness as provided for under the CARES Act. On November 2, 2020, Royale’s loan with BSC was paid down by $198,846 ($197,800 in principal and $1,046 in interest) as a result of completing the process of loan forgiveness under the terms of the CARES Act. The loan balance of $10,054 was forgiven and paid by the SBA in February 2021.

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

The company has also applied for approximately $150,000 in relief under the Employee Retention Credit program of the CARES act, for payroll expenses incurred for 2020 and 2021. These funds have not been received by the Company.

NOTE 17 – LONG-LIVED ASSETS HELD FOR SALE

Assets held for sale are carried at lower of cost or fair value less cost to sell. Listed below are the two current groups of properties that the Company has defined as long-lived assets held for sale in accordance with ASC 360-10-45.

East Los Angeles Sale

The Company and its joint venture partner, RMX, entered into a purchase and sales agreement as well as a second amendment to that certain purchase and sales agreement which closed in September 2021. During 2021, the Company carried these assets on the books for $1.0 million booked as Held for Sale with a current ARO amount of approximately $721,000 for the existing wells and facilities located on the properties. The sale required RMX and the Company to plug and abandon the wells on the property and remove and restore the surface land. The sale price of $1.0 million to the Company resulted in recording a loss on sale of these properties of approximately $254,000.

Non-operated West Texas Property Sale

During 2021, we recorded a gain of approximately $319,000 on the sale of asset on the sale of certain non-operated Texas properties. These non-operated properties were originally acquired during the 2018 merger with Matrix Oil Management Corporation and booked as Held for Sale at end 2020.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 15, 2022, the date these financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, except as noted here or already recognized or disclosed.  During the first quarter of 2022, we made a settlement payment of $75,000 to a vendor we owed approximately $477,000 in accounts payable for legal fees at December 31, 2021. At January 1, 2022, the Company issued 20,117 shares of its Series B Preferred stock with a value of $201,172 for its fourth quarter 2021 dividend that had been accrued for but not yet issued at December 31, 2021.

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineering consultant Netherland, Sewell & Associates, Inc., the net reserve value of its proved developed and undeveloped reserves was approximately $42.1 million at December 31, 2021, based on the average Henry Hub natural gas price spot price of $3.598 per MCF and for oil volumes, the average West Texas Intermediate price of $66.55 per barrel as applied on a field-by-field basis. Netherland, Sewell & Associates, Inc. provided reserve value information for the Company’s California, Texas, Oklahoma, Utah and Louisiana properties. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2021 and 2020, and changes in such quantities during each of the years then ended, were as follows:

Total Proved Reserves
	2021		2020
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Beginning of period	1,541,000	2,660,500	2,171,000	4,306,900
Revisions of previous estimates	(1,737)	(1,916,677)	(646,080)	(1,515,637)
Production	(18,963)	(122,151)	(31,210)	(160,406)
Extensions, discoveries and improved recovery	146,052	782,300	47,290	29,643
Merger Acquisition			-	-
Purchase of minerals in place			-	-
Sales of minerals in place	(87,252)	(49,672)	-	-

Proved reserves end of period	1,579,100	1,354,300	1,541,000	2,660,500

Proved Developed
	2021		2020
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed reserves:

Beginning of period	224,900	691,900	232,200	2,790,300

End of period	193,600	939,100	224,900	691,900

Proved Undeveloped
	2021		2020
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved undeveloped reserves:

Beginning of period	1,316,100	1,968,600	1,938,800	1,516,600

End of period	1,385,500	415,200	1,316,100	1,968,600

During 2021, our overall proved developed and undeveloped natural gas reserves decreased by 49.1% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 1.9 million cubic feet of natural gas. This downward revision was mainly the result of a decrease in proved undeveloped natural gas reserves from drilling locations which the Company had previously estimated.

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

2022	6,103,300
2023	5,150,000
2024	4,365,000
Thereafter	4,300
15,622,600

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

Changes in standardized measure of discounted future net cash flow from proved reserve quantities

The standardized measure of discounted future net cash flows is presented below for the years ended December 31, 2021 and 2020.

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

	2021	2020
Future cash inflows	109,213,000	65,939,300
Future production costs	(51,448,200)	(28,008,100)
Future development costs	(15,622,600)	(17,108,400)
Future income tax expense	(12,642,660)	(6,246,840)

Future net cash flows	29,499,540	14,575,960

10% annual discount for estimated timing of cash flows	(13,217,621)	(7,134,925)

Standardized measure of discounted future net cash flows	16,281,919	7,441,035

Sales of oil and gas produced, net of production costs	(261,473)	(351,478)

Revisions of previous quantity estimates	9,511,179	(31,231,533)
Net changes in prices and production costs	1,532,518	(617,847)
Sales of minerals in place	(1,236,927)	-
Purchases of minerals in place
Merger Acquisition
Extensions, discoveries and improved recovery	5,304,521	587,311
Accretion of discount	(2,219,984)	(100,504)

Net change in income tax	(3,788,950)	9,514,215

Net increase (decrease)	8,840,884	(22,199,836)

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves. The following table estimates the costs to develop and produce our proved reserves in the years 2022 through 2024.

	2022	2023	2024
Future development cost of:
Proved developed reserves (PDP)	-	-	-
Proved non-producing reserves (PDNP)	303,300	-	-
Proved undeveloped reserves (PUD)	5,800,000	5,150,000	4,365,000

Total	6,103,300	5,150,000	4,365,000

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

Additional data relating to Royale Energy’s oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy’s Financial Statements, in Note 19.

Historic Development Costs for Proved Reserves

In each year we expend funds to drill and develop some of our proved undeveloped reserves. We have incurred no cost in any of the past three fiscal years to drill and develop reserves that were classified as proved undeveloped reserves as of December 31 of the immediately preceding year.