Form 10-Q
period 2022-03-31
Royale Energy, Inc.
filed 2022-05-23
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55912

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 Hilton Head Rd, Suite 205

El Cajon, CA 92021

(Address of principal executive offices) (Zip Code)

(619) 383-6600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one:

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

At May 5, 2022, a total of 56,239,715 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	1,144,678	220,304
Restricted Cash	3,622,572	4,002,500
Other Receivables, net	483,894	413,133
Revenue Receivables	344,742	365,150
Prepaid Expenses	210,963	150,837
Deferred Drilling Costs	2,163,389	2,256,461
Prepaid Drilling to RMX Resources, LLC	710,744	276,423
Total Current Assets	8,680,982	7,684,808

Right of Use Assets - Leases	391,895	423,299
Other Assets	590,913	598,873
Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	2,027,613	2,079,800
Total Assets	11,691,403	10,786,780

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	(unaudited)

Current Liabilities:
Accounts Payable and Accrued Expenses	5,718,759	5,160,484
Royalties Payable	623,405	623,405
Notes Payable	70,821	113,915
Due to RMX Resources, LLC	23,087	23,087
Accrued Liabilities	198,516	201,172
Asset Retirement Obligation - Current	654,964	648,536
Deferred Drilling Obligation	8,264,570	7,824,939
Operating Leases - Current	77,310	88,257
Total Current Liabilities	15,631,432	14,683,795

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Operating Leases - Long-Term	316,497	336,959
Asset Retirement Obligation	2,637,703	2,610,560
Total Liabilities	21,508,442	20,554,124

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3.5% annual dividend, 2,300,406 and 2,280,289 shares issued and outstanding as of March 31, 2022 and December 31, 2021 respectively.	23,004,071	22,802,899

Stockholders' Equity (Deficit):
Common Stock, .001 Par Value, 280,000,000 Shares Authorized 56,239,715 shares issued and outstanding as of March 31, 2022 and December 31, 2021 respectively.	56,239	56,239
Additional Paid in Capital	54,058,554	54,058,554
Accumulated Deficit	(86,935,903)	(86,685,036)
Total Stockholders' Equity (Deficit)	(32,821,110)	(32,570,243)

Total Liabilities and Stockholders' Equity (Deficit)	11,691,403	10,786,780

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 3 months ended	For the 3 months ended
	March 31, 2022	March 31, 2021
Revenues:
Oil, NGL and Gas Sales	507,214	398,937
Supervisory Fees and Other	9,291	2,326
Total Revenues	516,505	401,263

Costs and Expenses:
Oil and Gas Lease Operating	414,468	300,162
Depreciation, Depletion and Amortization	124,676	124,405
Bad Debt Expense	-	74
Legal and Accounting	188,271	218,763
Marketing	55,946	39,049
General and Administrative	537,467	564,983
Total Costs and Expenses	1,320,828	1,247,436

Gain on Turnkey Drilling	345,605	264,780

Loss From Operations	(458,718)	(581,393)
Other Income (Expense):
Interest Expense	(2,277)	(835)
Gain on Settlement of Accounts Payable	408,644	10,061
Loss Before Income Tax Expense	(52,351)	(572,167)
Income Tax Provision	-	-
Net Loss	(52,351)	(572,167)
Less: Preferred Stock Dividend	198,516	191,718
Less: Preferred Stock Dividend in Arrears	-	-
Net Loss available to common stock	(250,867)	(763,885)

Shares used in computing Basic and Diluted Net Loss per share	56,239,715	55,144,668
Basic and Diluted Loss per share	(0.00)	(0.01)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(52,351)	(572,167)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	124,676	124,405
Gain on Turnkey Drilling Programs	(345,605)	(264,780)
Gain on Settlement of Accounts Payable	(408,644)	(10,061)
Bad Debt Expense	-	74
Stock Based Compensation	-	118,736
Right of use asset depreciation	2,746	2,740
Changes in assets and liabilities:
Other & Revenue Receivables	(50,353)	(67,934)
Prepaid Expenses and Other Assets	(486,487)	233,509
Accounts Payable and Accrued Expenses	878,548	410,062
Net Cash Used in Operating Activities	(337,470)	(25,416)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(1,567,239)	(1,524,806)
Proceeds from Turnkey Drilling Programs	2,495,000	1,461,000
Net Cash Provided by (Used in) Investing Activities	927,761	(63,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(45,845)	(2,588)
Net Cash Used in Financing Activities	(45,845)	(2,588)

Net Change in Cash and Cash Equivalents	544,446	(91,810)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	4,222,804	2,401,683
Cash, Cash Equivalents, and Restricted Cash at End of Period	4,767,250	2,309,873
Cash Paid for Interest	732	835
Cash Paid for Taxes	2,050	4,344

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Increase (Decrease) in Capital Accrued Balance	88,372	51,945

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)

	Common Stock
	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Deficit	Total
December 31, 2020 Balance	54,605,488	54,605	53,883,479	(82,298,785)	(28,360,701)
Stock Issued in lieu of Compensation	1,023,413	1,023	117,713	-	118,736
Preferred Series B 3.5% Dividend	-	-	-	(191,718)	(191,718)
Net Loss	-	-	-	(572,167)	(572,167)
March 31, 2021 Balance	55,628,901	55,628	54,001,192	(83,062,670)	(29,005,850)

December 31, 2021 Balance	56,239,715	56,239	54,058,554	(86,685,036)	(32,570,243)
Stock Issued in lieu of Compensation	-	-	-	-	-
Preferred Series B 3.5% Dividend	-	-	-	(198,516)	(198,516)
Net Loss	-	-	-	(52,351)	(52,351)
March 31, 2022 Balance	56,239,715	56,239	54,058,554	(86,935,903)	(32,821,110)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION: ACCOUNTING STANDARDS

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

Liquidity and Going Concern

The primary sources of liquidity have historically been issuances of common stock, oil and gas sales through ongoing operations and the sale of oil and gas properties. There are factors that give rise to substantial doubt about the Company’s ability to meet liquidity demands, and we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, the sale of oil and natural gas property participation interests through our normal course of business and the sale of non-strategic assets

At March 31, 2022, the Company’s consolidated financial statements reflect a working capital deficiency of $6,935,450 and a net loss of $52,351 for three months ended March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

	For the three months ended March 31,
	2022	2021
Oil & Condensate Sales	$359,514	$312,569
Natural Gas Sales	146,418	86,368
NGL Sales	1,282	-
Total	$507,214	$398,937

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

These Turnkey Agreements are managed by the Company for the participants of the well. The collections of pre-drilling AFE amounts are segregated by the Company and the gains and losses on the Turnkey Agreements are recorded in income or expense at the time of the casing point election in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 932-323-25 and 932-360. The Company manages the performance obligation for the well participants and only records revenue or expense at the time the performance obligation of the Turnkey Agreement has been satisfied.

Restricted Cash

Royale sponsors turnkey drilling arrangements in proved and unproved properties. The contracts require that participants pay Royale the full contract price upon execution of the drilling agreement. Each participant earns an undivided interest in the well bore at the completion of the well. A portion of the funds received in advance of the drilling of a well from a working interest participant are held for the expressed purpose of drilling a well. If something changes, the Company may designate these funds for a substitute well. Under certain conditions, a portion of these funds may be required to be returned to a participant. Once the well is drilled, the funds are used to satisfy the drilling cost. Royale classifies these funds prior to commencement of drilling as restricted cash based on guidance codified as under ASC 230-10-50-8. In the event that progress payments are made from these funds, they are recorded as Prepaid Expenses and Other Current Assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	March 31, 2022	December 31, 2021
Cash and Cash Equivalents	$1,144,678	$220,304
Restricted Cash	3,622,572	4,002,500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$4,767,250	$4,222,804

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

Other Receivables

Other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected. The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At March 31, 2022 and December 31, 2021, the Company maintained an allowance for uncollectable accounts of $2,761,398, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At March 31, 2022 and December 31, 2021, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis. The Company estimates asset retirement obligations (ARO’s) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the ARO’s are based on discounted cash flow projections using numerous estimates, assumptions and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock, (“Preferred Shares”) has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. The Board of Directors authorized the issuance of Preferred shares, for the settlement of dividends accumulated through December 31, 2022. The Company accrued $198,516 and $191,718 for dividends related to the Preferred shares during the first quarters of 2022 and 2021, respectively. Each quarter, the Company charges retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred Shares. For further information regarding the Preferred Shares see Note 3, below.

ACCOUNTING STANDARDS

Not Yet Adopted

ASU 2016-13, Credit Impairment

In June of 2016, the FASB issued ASC Topic 326, Financial Instruments – Credit Losses. This new guidance replaces the current incurred loss impairment model with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. This new Current Expected Credit Losses (“CECL”) model applies to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and financial assets measured at fair value, and (4) beneficial interests in securitized financial assets. This ASU was effective for SEC filers beginning after December 15, 2019; however, on November 15, 2019, the FASB issued ASU 2019-10, which delayed the effective date for “smaller reporting companies.” Therefore, ASU 2016-13 is effective for "smaller reporting companies" (as defined by the Securities and Exchange Commission, or the “SEC”) such as Royale, for fiscal years beginning after December 15, 2022, including interim periods within those years, and must be adopted under the modified retrospective method. Entities may adopt ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those years. Adoption of this standard is not expected to have a material impact on our consolidated financial statements and cash flows.

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$5,529,568	$5,509,568
Undeveloped properties	167,281	128,362
Lease and well equipment	3,317,718	3,317,718
	9,014,567	8,955,648

Accumulated depletion, depreciation & amortization	(6,990,637)	(6,879,531)
Net capitalized costs Total	2,023,930	2,076,117

Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,097,428
	1,137,489	1,137,489
Accumulated depreciation	(1,133,806)	(1,133,806)
	3,683	3,683
Net capitalized costs Total	$2,027,613	$2,079,800

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

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its’ carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During the three months ended March 31, 2022 and 2021, no impairment losses were incurred.

Significant unproved properties are assessed for impairment individually, and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that Royale Energy expects to hold the properties. The valuation allowances are reviewed at least annually.

Upon the sale or retirement of a complete field of a proved property, Royale Energy eliminates the cost from its books, and the resulting gain or loss is recorded to Royale Energy’s Statement of Operations. Upon the sale of an entire interest in an unproved property where the property has been assessed for impairment individually, a gain or loss is recognized in Royale Energy’s Statement of Operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a recovery of the cost in the interest retained with any excess funds recognized as a gain. Should Royale Energy’s turnkey drilling agreements include unproved property, total drilling costs incurred to satisfy its obligations are recovered by the total funds received under the agreements. Any excess funds are recorded as a Gain on Turnkey Drilling Programs, and any costs not recovered are capitalized and accounted for under the “successful efforts” method.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At March 31, 2022 and December 31, 2021, Royale Energy had Deferred Drilling Obligations of $8,264,570 and $7,824,939, respectively.

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

For 2022 and 2021, the board authorized the payment of each quarterly dividend of Series B Convertible Preferred shares, as Paid-In-Kind shares (“PIK”) to be paid immediately following the end of the quarter. For the quarter ending March 31, 2022, the Company accrued 19,852 shares with a value of $198,516. During 2022 and 2021 no cash was used to pay dividends on Series B preferred shares.

NOTE 4 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	For the period ending
	March 31, 2022		March 31, 2021
	Basic	Diluted	Basic	Diluted
Net Loss	$(52,351)	(52,351)	$(572,167)	(572,167)
Less: Preferred Stock Dividend	198,516	198,516	191,718	191,718
Less: Preferred Stock Dividend In Arrears			-	-
Net Loss Attributable to Common Shareholders	(250,867)	(250,867)	(763,885)	(763,885)
Weighted average common shares outstanding	56,239,715	56,239,715	55,144,668	55,144,668
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	56,239,715	56,239,715	55,144,668	55,144,668
Per share:
Net Loss	$(0.00)	(0.00)	$(0.01)	(0.01)

For the three months ended March 31, 2022 and 2021, Royale Energy had dilutive securities of 26,468,423 and 26,119,183, respectively. In both periods, these securities were not included in the dilutive loss per share, due to their antidilutive nature.

NOTE 5 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At the end of 2015, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, the Company concluded it is not “more-likely-than-not” its deferred tax assets will be realized. As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2022.

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at March 31, 2022 and 2021, respectively, to pretax income is as follows:

	For the quarter ended
	March 31, 2022	March 31, 2021

Tax benefit computed at statutory rate of 21% at March 31, 2022 and 2021, respectively	$(10,994)	$(116,427)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	3	(1,924)
Change in valuation allowance	10,991	118,351
Provision (benefit)	$-	$-

NOTE 6 – ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2021, in lieu of cash payments for salaries and board fees, Royale issued 1,023,413 shares of its Common stock valued at approximately $118,736 to an executive officer and board members. There were no Common shares issued during the same period of 2022.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2022, AS COMPARED TO THE QUARTER ENDED MARCH 31, 2021

For the three months ended March 31, 2022 and 2021, we had net losses of $52,351 and $572,167, respectively. The difference was primarily due to a gain on settlement of accounts payable during the first quarter in 2022 of approximately $409,000. During the quarter we also participated in the drilling of two oil wells in southern California and recognized a gain on turnkey drilling of $345,605 while during the same period in 2021 we drilled two oil wells in Texas and recognized a gain of $264,780.

During the first three months of 2022, revenues from oil and gas production increased $108,277 or 27.1% to $507,214 from the 2021 first three months revenues of $398,937. This increase was mainly due to higher oil and natural gas commodity prices. The net sales volume of oil and condensate for the three months ended March 31, 2022, was approximately 3,889 barrels with an average price of $92.44 per barrel, versus 5,574 barrels with an average price of $56.08 per barrel for the first three months of 2021. This represents a decrease in net sales volume of 1,685 barrels or 30.2%, which was due to lower production volumes due to natural declines in our wells. The net sales volume of natural gas for the three months ended March 31, 2022, was approximately 33,527 Mcf with an average price of $4.37 per Mcf, versus 29,659 Mcf with an average price of $2.91 per Mcf for the same period in 2021. This represents an increase in net sales volume of 3,868 Mcf or 13.0%. The increase in natural gas production volume was due to certain non-operated wells that had been offline which were brought back online at the end of 2021.

Oil and natural gas lease operating expenses increased by $114,306 or 38.1%, to $414,468 for the three months ended March 31, 2022, from $300,162 for the same period in 2021. These increases were mainly due to higher trucking and water disposal costs due to increases in manpower and fuel costs from outside vendors, and higher plugging costs of non-operated wells.

The aggregate of supervisory fees and other income was $9,291 for three months ended March 31, 2022, an increase of $6,965 from $2,326 during the same period in 2021. This increase was due to higher rental income and compressor fee income during the quarter in 2022.

Depreciation, depletion and amortization expense increased to $124,676 from $124,405, an increase of $271 or 0.2% for the three months ended March 31, 2022, as compared to the same period in 2021. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was due to a decrease in expected recoverable reserves which increased the depletion rate.

At March 31, 2022, Royale Energy had a Deferred Drilling Obligation of $8,264,570. During the first three months of 2022, we removed $2,055,369 of drilling obligations as we participated in the completing the drilling of two oil wells in southern California, while incurring expenses of $1,709,764, resulting in a gain of $345,605. At March 31, 2021, Royale Energy had a Deferred Drilling Obligation of $2,747,439. During the first three months of 2021, we removed $1,841,061 of drilling obligations upon completing the drilling of two oil wells in Texas, while incurring expenses of $1,576,280, resulting in a gain of $264,780.

General and administrative expenses decreased by $27,516 or 4.9% from $564,983 for the three months ended March 31, 2021 to $537,467 for the same period in 2022. The decrease was due to higher operations and drilling overhead offsets along with lower employee recruitment fees during the quarter in 2022. For the first 3 months of 2022, marketing expenses increased $16,897 or 43.3% to $55,946, compared to $39,049 when compared to the first three months of 2021. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $188,271for the three-month period in 2022, compared to $218,763 for the same period in 2021, a $30,492 or 13.9% decrease. This decrease was primarily due to lower audit related expenses during the period in 2022.

During the three months ended March 31, 2022, we recorded a gain of $408,644 on settlement of accounts payable for a reduced amount. During the first quarter of 2021, we recorded a gain on settlement of $10,061 due to the payment by the SBA of the remaining balance on our PPP loan obtained in 2020.

Bad debt expense for the three months ended March 31, 2022, and 2021 were $0 and $74, respectively. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful. By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.

Interest expense increased to $2,277 for the three months ended March 31, 2022, from $835 for the same period in 2021, a $1,442 increase.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2022, we had current assets totaling $8,680,982 and current liabilities totaling $15,631,432, a $6,950,450 working capital deficit. We had $1,144,678 in cash and $3,622,572 in restricted cash at March 31, 2022, compared to $220,304 in cash and $4,002,500 in restricted cash at December 31, 2021.

In accordance with ASC 480-10-S99 the Company reclassified the Series B Convertible Preferred Stock from Permanent Equity to Mezzanine capital as a result of the change in voting rights provided at the time it of issuance. For more information, see Note 3 – Series B Convertible Preferred Stock.

At March 31, 2022, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $483,894 compared to $413,133 at December 31, 2021, a $70,761 increase. This increase was mainly due to accounts receivables from direct working interest owners for lease operating expenses for two wells that were brought online during the first quarter 2022. At March 31, 2022, revenue receivable was $344,742, a decrease of $20,408, compared to $365,150 at December 31, 2021, due the netting of revenue receivables due from an industry partner for drilling and operating costs during the period in 2022. At March 31, 2022, our accounts payable and accrued expenses totaled $5,718,759 an increase of $558,275 from the accounts payable at December 31, 2021 of $5,160,484, which was mainly due to drilling costs and lease operating costs during the first quarter in 2022.

The Company has had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $6,935,450 and an accumulated deficit of $86,935,903. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If the Company is unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on the Company’s business, results of operations, financial position and liquidity. Additionally, management has, and plans to continue, to increase revenue and reduce overhead and Lease Operating Expense (LOE) costs.

Operating Activities. Net cash used in operating activities totaled $337,470 and $25,416 for the three months ended March 31, 2022 and 2021, respectively. This difference in cash used was mainly due to higher accounts payable during the period in 2022 for drilling and lease operating expenses in our fields in Texas and southern California.

Investing Activities. Net cash provided by investing activities totaled $927,761 and net cash used in investing activities totaled $63,806 for the three months ended March 31, 2022, and 2021, respectively. During the three-month period in 2022, we received approximately $2.5 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $1.6 million as we participated in the drilling and completing of two southern California oil wells. During the period in 2021, we received approximately $1.46 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $1.5 million in the drilling and completing of two Texas oil wells.

Financing Activities. Net cash used in financing activities totaled $45,845 and $2,588 for the three months ended March 31, 2022, and 2021, respectively. During the period in 2022, the total was used for principal payments on our notes payable while during the period in 2021, the total was used for financing lease payments.

Critical Accounting Estimates

Our critical accounting policies are further disclosed in Note 1 to the consolidated financial statements included in our 2021 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As of March 31, 2022, the Company’s management, including its Chief Executive and Chief Financial Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, the company concluded that there was a material weakness in our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the review by the CFO and CEO, the material weakness was identified as listed below.

●

In connection with the audit of our 2021 and 2020 consolidated financial statements, management has identified a material weakness that exists because we did not maintain effective controls over our financial close and reporting process, and has concluded that the financial close and reporting process needs additional formal procedures to ensure that appropriate reviews occur on all financial reporting analysis. Management is in the process of designing and implementing updated control procedures that it believes will mitigate this material weakness.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the actions described above, that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: May 23, 2022	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: May 23, 2022	/s/ Ronald Lipnick
Ronald Lipnick, Interim Chief Financial Officer