Form 10-Q
period 2022-06-30
Royale Energy, Inc.
filed 2022-08-19
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At August 3, 2022, a total of 58,168,793 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	563,971	220,304
Restricted Cash	3,604,893	4,002,500
Other Receivables, net	510,051	413,133
Revenue Receivables	592,700	365,150
Prepaid Expenses	541,329	150,837
Deferred Drilling Costs	2,332,976	2,256,461
Prepaid Drilling to RMX Resources, LLC	255,265	276,423
Total Current Assets	8,401,185	7,684,808

Right of Use Assets - Leases	373,002	423,299
Other Assets	589,865	598,873
Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	1,992,072	2,079,800
Total Assets	11,356,124	10,786,780

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	(unaudited)

Current Liabilities:
Accounts Payable and Accrued Expenses	5,379,273	5,160,484
Royalties Payable	623,405	623,405
Notes Payable	43,123	113,915
Due to RMX Resources, LLC	23,087	23,087
Accrued Liabilities	202,464	201,172
Asset Retirement Obligation - Current	663,197	648,536
Deferred Drilling Obligation	8,359,011	7,824,939
Operating Leases - Current	78,878	88,257
Total Current Liabilities	15,372,438	14,683,795

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Operating Leases - Long-Term	295,993	336,959
Asset Retirement Obligation	2,710,372	2,610,560
Total Liabilities	21,301,613	20,554,124

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3.5% annual dividend, 2,320,259 and 2,280,289 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	23,202,587	22,802,899

Stockholders' Equity (Deficit):
Common Stock, .001 Par Value, 280,000,000 Shares Authorized, 58,168,793 and 56,239,715 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	58,168	56,239
Additional Paid in Capital	54,192,625	54,058,554
Accumulated Deficit	(87,398,869)	(86,685,036)
Total Stockholders' Equity (Deficit)	(33,148,076)	(32,570,243)

Total Liabilities and Stockholders' Equity (Deficit)	11,356,124	10,786,780

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 3 Months ended	For the 3 Months ended	For the 6 Months ended	For the 6 Months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Oil, NGL and Gas Sales	679,405	377,939	1,186,619	776,876
Supervisory Fees and Other	7,750	15,776	17,041	18,102
Total Revenues	687,155	393,715	1,203,660	794,978

Costs and Expenses:
Oil and Gas Lease Operating	398,510	413,209	812,978	713,371
Depreciation, Depletion and Amortization	119,532	169,956	244,208	294,361
Bad Debt Expense	-	187,274	-	187,348
Legal and Accounting	158,139	57,237	346,410	276,000
Marketing	78,373	43,446	134,319	82,495
General and Administrative	486,350	511,682	1,023,817	1,076,665
Total Costs and Expenses	1,240,904	1,382,804	2,561,732	2,630,240

Gain (Loss) on Turnkey Drilling	281,531	(323,918)	627,136	(59,138)

Loss From Operations	(272,218)	(1,313,007)	(730,936)	(1,894,400)
Other Income (Expense):
Interest Expense	(2,254)	(3,756)	(4,531)	(4,591)
Gain on Settlement of Accounts Payable	13,970	2,010	422,614	12,071
Gain on Sale of Assets	-	291,249	-	291,249
Loss Before Income Tax Expense	(260,502)	(1,023,504)	(312,853)	(1,595,671)
Net Loss	(260,502)	(1,023,504)	(312,853)	(1,595,671)
Less: Preferred Stock Dividend	202,464	195,530	400,980	387,248
Net Loss available to common stock	(462,966)	(1,219,034)	(713,833)	(1,982,919)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(312,853)	(1,595,671)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	244,208	294,361
(Gain) Loss on Sale of Assets	-	(291,249)
(Gain) Loss on Turnkey Drilling Programs	(627,136)	59,138
Gain on Settlement of Accounts Payable	(422,614)	(12,071)
Bad Debt Expense	-	187,348
Stock Based Compensation	136,000	162,221
Right of use asset depreciation	5,493	5,480
Changes in assets and liabilities:
Other & Revenue Receivables	(324,468)	(151,296)
Prepaid Expenses and Other Assets	(360,326)	127,119
Accounts Payable and Accrued Expenses	583,479	332,200
Net Cash Used in Operating Activities	(1,078,217)	(882,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(2,619,390)	(2,052,257)
Proceeds from Turnkey Drilling Programs	3,720,000	2,761,000
Proceeds from Sale of Assets, net	-	671,839
Net Cash Provided by Investing Activities	1,100,610	1,380,582

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(76,333)	(25,214)
Net Cash Used in by Financing Activities	(76,333)	(25,214)

Net Change in Cash and Cash Equivalents	(53,940)	472,948

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	4,222,804	2,401,683
Cash, Cash Equivalents, and Restricted Cash at End of Period	4,168,864	2,874,631
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	1,424	1,571
Cash Paid for Taxes	6,750	9,194

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Increase (Decrease) in Capital Accrued Balance	57,924	-

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(UNAUDITED)

	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Deficit	Total
December 31, 2020 Balance	54,605,488	$54,605	$53,883,479	$(82,298,785)	$(28,360,701)
Stock Issued in lieu of Compensation	1,468,642	1,469	160,752	-	162,221
Preferred Series B 3.5% Dividend	-	-	-	(387,248)	(387,248)
Net Loss	-	-	-	(1,595,671)	(1,595,671)
June 30, 2021 Balance	56,074,130	56,074	$54,044,231	$(84,281,704)	$(30,181,399)

December 31, 2021 Balance	56,239,715	$56,239	$54,058,554	$(86,685,036)	$(32,570,243)
Stock Issued in lieu of Compensation	1,929,078	1,929	134,071	-	136,000
Preferred Series B 3.5% Dividend	-	-	-	(400,980)	(400,980)
Net Loss	-	-	-	(312,853)	(312,853)
June 30, 2022 Balance	58,168,793	58,168	$54,192,625	$(87,398,869)	$(33,148,076)

March 31, 2021 Balance	55,628,901	55,628	54,001,192	(83,062,670)	(29,005,850)
Stock Issued in lieu of Compensation	445,229	446	43,039	-	43,485
Preferred Series B 3.5% Dividend	-	-	-	(195,530)	(195,530)
Net Loss	-	-	-	(1,023,504)	(1,023,504)
June 30, 2021 Balance	56,074,130	56,074	54,044,231	(84,281,704)	(30,181,399)

March 31, 2022 Balance	56,239,715	56,239	54,058,554	(86,935,903)	(32,821,110)
Stock Issued in lieu of Compensation	1,929,078	1,929	134,071	-	136,000
Preferred Series B 3.5% Dividend	-	-	-	(202,464)	(202,464)
Net Loss	-	-	-	(260,502)	(260,502)
June 30, 2022 Balance	58,168,793	58,168	54,192,625	(87,398,869)	(33,148,076)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION: ACCOUNTING STANDARDS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“statements”) include all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The results of operations for the three and six-month period are not, in management’s opinion, indicative of the results to be expected for a full year of operations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report as filed on Form 10-K.

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

Liquidity and Going Concern

The primary sources of liquidity have historically been issuances of common stock, oil and gas sales through ongoing operations and the sale of oil and gas properties. There are factors that give rise to substantial doubt about the Company’s ability to meet liquidity demands, and we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, the sale of oil and natural gas property participation interests through our normal course of business and the sale of non-strategic assets

At June 30, 2022, the Company’s consolidated financial statements reflect a working capital deficiency of $6,971,253 and a net loss of $312,853 for six months ended June 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

	For the three months ended June 30		For the six months ended June 30
	2022	2021	2022	2021
Oil & Condensate Sales	$455,728	290,739	$815,242	603,308
Natural Gas Sales	219,976	87,200	366,394	173,567
NGL Sales	3,701	-	4,983	-
Total	$679,405	377,939	$1,186,619	776,876

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

	June 30, 2022	December 31, 2021
Cash and Cash Equivalents	$563,971	$220,304
Restricted Cash	3,604,893	4,002,500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$4,168,864	$4,222,804

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

Other Receivables

Other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected. The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At June 30, 2022 and December 31, 2021, the Company maintained an allowance for uncollectable accounts of $2,761,398, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At June 30, 2022 and December 31, 2021, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis. The Company estimates asset retirement obligations (ARO’s) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the ARO’s are based on discounted cash flow projections using numerous estimates, assumptions and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock, (“Preferred Shares”) has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. The Board of Directors authorized the issuance of Preferred Shares, for the settlement of dividends accumulated through December 31, 2022. The Company accrued $202,464 and $195,530 for dividends related to the Preferred Shares during the second quarters of 2022 and 2021, respectively. Each quarter, the Company charges retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred Shares. For further information regarding the Preferred Shares see Note 3, below.

ACCOUNTING STANDARDS

Not Yet Adopted

ASU 2016-13, Credit Impairment

In June of 2016, the FASB issued ASC Topic 326, Financial Instruments – Credit Losses. This new guidance replaces the current incurred loss impairment model with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. This new Current Expected Credit Losses (“CECL”) model applies to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and financial assets measured at fair value, and (4) beneficial interests in securitized financial assets. This ASU was effective for Securities and Exchange Commission (“SEC”) filers beginning after December 15, 2019; however, on November 15, 2019, the FASB issued ASU 2019-10, which delayed the effective date for “smaller reporting companies.” Therefore, ASU 2016-13 is effective for "smaller reporting companies" (as defined by the SEC) such as Royale, for fiscal years beginning after December 15, 2022, including interim periods within those years, and must be adopted under the modified retrospective method. Entities may adopt ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those years. Adoption of this standard is not expected to have a material impact on our consolidated financial statements and cash flows.

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$5,538,250	$5,509,568
Undeveloped properties	170,369	128,362
Lease and well equipment	3,317,718	3,317,718
	9,026,337	8,955,648

Accumulated depletion, depreciation & amortization	(7,037,948)	(6,879,531)
Net capitalized costs Total	1,988,389	2,076,117

Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,097,428
	1,137,489	1,137,489
Accumulated depreciation	(1,133,806)	(1,133,806)
	3,683	3,683
Net capitalized costs Total	$1,992,072	$2,079,800

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

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its’ carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During the six months ended June 30, 2022 and 2021, no impairment losses were incurred.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At June 30, 2022 and December 31, 2021, Royale Energy had Deferred Drilling Obligations of $8,359,011 and $7,824,939, respectively.

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

NOTE 3 – SERIES B PREFERRED STOCK

The Preferred Shares is convertible at the option of the security holder at the rate of ten shares of common stock for one share of Preferred Shares. The Preferred Shares have never been registered under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and no market exists for the shares. Additionally, the Preferred Shares will automatically convert to common at any time in which the Volume Weighted Average Price (“VWAP”) of the common stock exceeds $3.50 per share for 20 consecutive trading days, the shares are registered with the SEC and the volume of common shares trades exceeds 200,000 shares per day. The shareholders of the Preferred Shares became entitled to vote the number of shares into which they would be entitled to convert, beginning in 2020.

In accordance with ASC 480-10-S99-1.02, the Company has determined that the conversion or redemption of these shares are outside the sole control of the Company and that they should be classified in mezzanine or temporary equity as redeemable noncontrolling interest beginning at the reporting period ended March 31, 2020.

For 2022 and 2021, the board authorized the payment of each quarterly dividend of Preferred Shares, as Paid-In-Kind shares (“PIK”) to be paid immediately following the end of the quarter. For the quarter ending June 30, 2022, the Company accrued 20,246 shares with a value of $202,464. During 2022 and 2021 no cash was used to pay dividends on Preferred Shares.

NOTE 4 – LOSS PER SHARE

	Three Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Net Loss	$(260,502)	$(260,502)	$(1,023,504)	$(1,023,504)
Less: Preferred Stock Dividend	202,464	202,464	195,530	195,530
Net Loss Attributable to Common Shareholders	(462,966)	(462,966)	(1,219,034)	(1,219,034)
Weighted average common shares outstanding	57,024,065	57,024,065	55,909,271	55,909,271
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	57,024,065	57,024,065	55,909,271	55,909,271
Per share:
Net Loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

	Six Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Net Loss	$(312,853)	$(312,853)	$(1,595,671)	$(1,595,671)
Less: Preferred Stock Dividend	400,980	400,980	387,248	387,248
Net Loss Attributable to Common Shareholders	(713,833)	(713,833)	(1,982,919)	(1,982,919)
Weighted average common shares outstanding	56,634,057	56,634,057	55,529,082	55,529,082
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	56,634,057	56,634,057	55,529,082	55,529,082
Per share:
Net Loss	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Basic and diluted loss per share are calculated as follows:

For the six months ended June 30, 2022 and 2021, Royale Energy had dilutive securities of 26,683,208 and 26,063,735, respectively. For the three months ended June 30, 2022 and 2021, Royale Energy had dilutive securities of 26,698,515 and 25,985,121, respectively. In both periods, these securities were not included in the dilutive loss per share, due to their antidilutive nature.

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

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at June 30, 2022 and 2021, respectively, to pretax income is as follows:

	For the six months ended
	June 30, 2022	June 30, 2021

Tax benefit computed at statutory rate of 21% at June 30, 2022 and 2021, respectively	$(65,699)	$(335,091)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other	-	4,411
Other non-deductible expenses	3	(1,485)
Change in valuation allowance	65,696	332,165
Provision (benefit)	$-	$-

NOTE 6 – ISSUANCE OF COMMON STOCK

During the six months ended June 30, 2022, in lieu of cash payments for salaries and board fees, Royale issued 1,929,078 shares of its Common stock valued at approximately $136,000 to an executive officer and board members. For the six months ended June 30, 2021, Royale issued 1,468,642 shares of its Common stock valued at approximately $162,221 to an executive officer and board members.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the SEC, press releases, conferences or otherwise, may be deemed to be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. While we believe our forward-looking statements are based upon reasonable assumptions, we can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and those described from time to time in our future reports filed with the SEC.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2022 and 2021, we had net losses of $312,853 and $1,595,671, respectively. The difference was primarily due to the completion of one oil well in Texas and participating in the drilling and completion of two oil wells in southern California where we recognized a gain on turnkey drilling of $627,136 and to a gain on settlement of accounts payable during the first half of 2022 of approximately $422,614. During the three months ended June 30, 2022 and 2021, we had net losses of $260,502 and $1,023,504, respectively. The difference was due to higher oil and gas sales and to a $281,531 turnkey drilling gain during the second quarter in 2022.

During the first six months of 2022, revenues from oil and gas production increased $409,743 or 52.7%, to $1,186,619 from revenues of $776,876 during the first six months of 2021. This increase was mainly due to higher oil and natural gas commodity prices. The net sales volume of oil and condensate for the six months ended June 30, 2022, was approximately 8,186 barrels with an average price of $99.58 per barrel, versus 10,171 barrels with an average price of $59.32 per barrel for the six months of 2021. This represents a decrease in net sales volume of 1,985 barrels or 19.5%, which was due to lower production volumes due to natural declines in our wells and to the 2021 sale of certain non-operated wells during the period in 2021. The net sales volume of natural gas for the six months ended June 30, 2022, was approximately 65,308 Mcf with an average price of $5.61 per Mcf, versus 61,290 Mcf with an average price of $2.83 per Mcf for the same period in 2021. This represents an increase in net sales volume of 4,018 Mcf or 6.6%. The increase in natural gas production volume was due to certain non-operated wells that had previously been offline which were brought back online at the end of 2021. For the quarter ended June 30, 2022, revenues from oil and gas production increased $301,466 or 79.8% to $679,405 from the 2021 second quarter revenues of $377,939. This increase was also due to higher oil and natural gas commodity prices. The net sales volume of oil and condensate for the quarter ended June 30, 2022, was approximately 4,297 barrels with an average price of $106.05 per barrel, versus 4,597 barrels with an average price of $63.25 per barrel for the second quarter of 2021. This represents a decrease in net sales volume of 300 barrels or 6.5% for the quarter in 2022. The net sales volume of natural gas for the quarter ended June 30, 2022, was approximately 31,781 Mcf with an average price of $6.92 per Mcf, versus 31,631 Mcf with an average price of $2.76 per Mcf for the second quarter of 2021. This represents an increase in net sales volume of 150 Mcf or 0.5% for the quarter in 2022.

Oil and natural gas lease operating expenses increased by $99,607 or 14.0%, to $812,978 for the six months ended June 30, 2022, from $713,371 for the same period in 2021. These increases were mainly due to higher trucking and water disposal costs due to increases in manpower and fuel costs from outside vendors. For the second quarter in 2022, lease operating expenses decreased $14,699 or 3.6% from the same quarter in 2021 due to lower outside non-operated costs and well servicing during the quarter in 2022 when compared to the same quarter in 2021.

The aggregate of supervisory fees and other income was $17,041 for six months ended June 30, 2022, an decrease of $1,061 from $18,102 during the same period in 2021. During the second quarter 2022, supervisory fees and other income decreased $8,026 or 50.9% when compared to the quarter in 2021. These decreases were mainly due to lower rental income and compressor fee income during the periods in 2022.

Depreciation, depletion and amortization expense decreased to $244,208 from $294,361, a decrease of $50,153 or 17.0% for the six months ended June 30, 2022, as compared to the same period in 2021. During the second quarter 2022, depreciation, depletion and amortization expenses also decreased $50,424 or 29.7%. The depletion rate is calculated using production as a percentage of reserves. This decrease in depletion expense was due to a increase in expected recoverable reserves which decreased the depletion rate.

At June 30, 2022, Royale Energy had a Deferred Drilling Obligation of $8,359,011. During the first six months of 2022, we removed $3,185,928 of drilling obligations as we completed one oil well in Texas and participated in completing the drilling of two oil wells in southern California, while incurring expenses of $2,558,792, resulting in a gain of $627,136. At June 30, 2021, Royale Energy had a Deferred Drilling Obligation of $4,047,439. During the first six months of 2021, we disposed of $1,841,061 of drilling obligations upon completing the drilling of two oil wells in Texas, while incurring expenses of $1,900,199, resulting in a loss of $59,138. Although these two wells were originally drilled during the first quarter of 2021, we continued additional work during second quarter 2021 to increase production.

General and administrative expenses decreased by $52,848 or 4.9% from $1,076,665 for the six months ended June 30, 2021 to $1,023,817 for the same period in 2022. For the second quarter 2022, general and administrative expenses decreased $25,332 or 5.0% when compared to the same period in 2021. These decreases were mainly due to lower employee related expenses during the periods in 2022. For the first six months of 2022, marketing expenses increased $51,824 or 62.8% to $134,319, compared to $82,495 for the first six months of 2021. For the second quarter 2022, marketing expenses increased $34,927 or 80.4% when compared to the second quarter in 2021. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $346,410 for the six-month period in 2022, compared to $276,000 for the same period in 2021, a $70,410 or 25.5% increase. For the second quarter 2021, legal and accounting expenses increased $100,902 or 176.1%, when compared to the second quarter in 2021. These increases were primarily due to higher fees related to conversion of our accounting software during the period in 2022.

During the six months ended June 30, 2022, we recorded a gain of $422,614 on settlement of accounts payable for a reduced amount. During the six months ended June 30, 2021, we recorded a gain of $291,249 on the sale of asset on the sale of certain non-operated Texas properties. These non-operated properties were originally acquired during the merger with Matrix and booked as Held for Sale at the end of 2020. During period in 2021, we also recorded a gain on settlement of $12,071 mainly due to the payment by the SBA of the remaining balance on our PPP loan obtained in 2020.

Bad debt expense for the six months ended June 30, 2022, and 2021 were $0 and $187,348, respectively. Approximately $180,000 of the expenses in 2021 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our period end oil and natural gas reserve values. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful. By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.

Interest expense decreased to $4,531 for the six months ended June 30, 2022, from $4,591 for the same period in 2021, a $60 decrease.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2022, we had current assets totaling $8,401,185 and current liabilities totaling $15,372,438, a $6,971,253 working capital deficit. We had $563,971 in cash and $3,604,893 in restricted cash at June 30, 2022, compared to $220,304 in cash and $4,002,500 in restricted cash at December 31, 2021.

In accordance with ASC 480-10-S99 the Company reclassified the Series B Convertible Preferred Stock from Permanent Equity to Mezzanine capital as a result of the change in voting rights provided at the time it of issuance. For more information, see Note 3 – Series B Convertible Preferred Stock.

At June 30, 2022, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $510,051 compared to $413,133 at December 31, 2021, a $96,918 increase. This increase was mainly due to accounts receivables from direct working interest owners for lease operating expenses for two wells that were brought online during the period in 2022. At June 30, 2022, revenue receivable was $592,700, a increase of $227,550, compared to $365,150 at December 31, 2021, due to higher commodity prices during the second quarter in 2022. At June 30, 2022, our accounts payable and accrued expenses totaled $5,379,273 an increase of $218,789 from the accounts payable at December 31, 2021 of $5,160,484, which was mainly due to higher drilling costs and lease operating costs during the first half of 2022.

The Company has had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $6,971,253 and an accumulated deficit of $87,398,869. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If the Company is unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on the Company’s business, results of operations, financial position and liquidity. Additionally, management has, and plans to continue, to increase revenue and reduce overhead and Lease Operating Expense (LOE) costs. Although, in recent months oil and gas revenues have increased due to higher commodity prices, drilling and lease operating expenses have also increased due to higher transportation costs, manpower costs and manpower shortages. The Company has commitments to continue to drill and workover wells in the Texas Jameson field and is participating in the redrill and completing of a Southern California well.

Operating Activities. Net cash used in operating activities totaled $1,078,217 and $882,420 for the six months ended June 30, 2022 and 2021, respectively. This difference in cash used was mainly due to higher accounts payable during the period in 2022 for drilling and lease operating expenses in our fields in Texas and southern California.

Investing Activities. Net cash provided by investing activities totaled $1,100,610 and $1,380,852 for the six months ended June 30, 2022, and 2021, respectively. During the six-month period in 2022, we received approximately $3.7 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $2.6 million as we drilled and completed one Texas well and participated in the drilling and completing of two southern California oil wells. During the six month period in 2021, we received approximately $2.8 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $2.0 million in the drilling and completing of two Texas oil wells. During the period in 2021, we also received approximately $672,000 for the sale of non-operated properties in Texas.

Financing Activities. Net cash used in financing activities totaled $76,333 and $25,214 for the six months ended June 30, 2022, and 2021, respectively. During the periods in 2022 and 2021, the totals were used for principal payments on our notes payable and financing lease payments.

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

As of June 30, 2022, our management, including its Chief Executive and Chief Financial Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, the company concluded that there was a material weakness in our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the actions described above, that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: August 19, 2022	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: August 19, 2022	/s/ Ronald Lipnick
Ronald Lipnick, Interim Chief Financial Officer