Form 10-Q
period 2022-09-30
Royale Energy, Inc.
filed 2022-11-17
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

At November 1, 2022, a total of 61,876,957 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	624,767	220,304
Restricted Cash	3,765,777	4,002,500
Other Receivables, net	471,416	413,133
Revenue Receivables	308,263	365,150
Prepaid Expenses	977,741	150,837
Deferred Drilling Costs	3,656,576	2,256,461
Prepaid Drilling to RMX Resources, LLC	252,956	276,423
Total Current Assets	10,057,496	7,684,808

Right of Use Assets - Leases	354,108	423,299
Other Assets	589,865	598,873
Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net
Furniture, Fixtures & Equipment, net	1,949,123	2,079,800
Total Assets	12,950,592	10,786,780

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	(unaudited)

Current Liabilities:
Accounts Payable and Accrued Expenses	5,452,949	5,160,484
Royalties Payable	612,925	623,405
Notes Payable	23,123	113,915
Due to RMX Resources, LLC	23,087	23,087
Accrued Liabilities	206,485	201,172
Asset Retirement Obligation - Current	669,072	648,536
Deferred Drilling Obligation	10,084,011	7,824,939
Operating Leases - Current	80,438	88,257
Total Current Liabilities	17,152,090	14,683,795

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Operating Leases - Long-Term	275,447	336,959
Asset Retirement Obligation	2,717,080	2,610,560
Total Liabilities	23,067,427	20,554,124

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized	23,405,051	22,802,899

Stockholders' Equity (Deficit):
Common Stock, .001 Par Value, 280,000,000 Shares Authorized	61,876	56,239
Additional Paid in Capital	54,447,923	54,058,554
Accumulated Deficit	(88,031,685)	(86,685,036)
Total Stockholders' Equity (Deficit)	(33,521,886)	(32,570,243)

Total Liabilities and Stockholders' Equity (Deficit)	12,950,592	10,786,780

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 3 Months ended	For the 3 Months ended	For the 9 Months ended	For the 9 Months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Oil, NGL and Gas Sales	542,510	425,470	1,729,129	1,202,346
Supervisory Fees and Other	7,308	7,119	24,349	25,221
Total Revenues	549,818	432,589	1,753,478	1,227,567

Costs and Expenses:
Oil and Gas Lease Operating	416,199	459,620	1,229,177	1,172,991
Depreciation, Depletion and Amortization	57,027	103,268	301,235	397,629
Bad Debt Expense	-	-	-	187,348
Legal and Accounting	93,720	62,870	440,130	338,870
Marketing	49,721	41,323	184,040	123,818
General and Administrative	357,465	485,270	1,381,282	1,561,935
Total Costs and Expenses	974,132	1,152,351	3,535,864	3,782,591

Gain (Loss) on Turnkey Drilling	-	(6,005)	627,136	(65,143)

Loss From Operations	(424,314)	(725,767)	(1,155,250)	(2,620,167)
Other Income (Expense):
Interest Expense	(2,017)	(2,266)	(6,548)	(6,857)
Gain on Settlement of Accounts Payable	-	-	422,614	12,071
Gain (Loss) on Sale of Assets	-	(254,295)	-	36,954
Loss Before Income Tax Expense	(426,331)	(982,328)	(739,184)	(2,577,999)
Income Tax Provision	-	-	-	-
Net Loss	(426,331)	(982,328)	(739,184)	(2,577,999)
Less: Preferred Stock Dividend	206,485	199,413	607,465	586,661
Net Loss available to common stock	(632,816)	(1,181,741)	(1,346,649)	(3,164,660)

Shares used in computing Basic Net Loss per share	58,684,345	56,239,715	57,324,997	55,768,563

Basic and Diluted (Loss) Per Share	(0.01)	(0.02)	(0.02)	(0.06)
Shares used in computing Diluted Net Loss per share	58,684,345	56,239,715	57,324,997	55,768,563
Diluted Net Income (Loss) per Share	(0.01)	(0.02)	(0.02)	(0.06)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(739,184)	(2,577,999)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	301,235	397,629
(Gain) Loss on Sale of Assets	-	(36,954)
(Gain) Loss on Turnkey Drilling Programs	(627,136)	65,143
(Gain) Loss on Settlement of Accounts Payable	(422,614)	(12,071)
Bad Debt Expense	-	187,348
Stock Based Compensation	395,006	176,709
Right of use asset depreciation	8,241	8,225
Changes in assets and liabilities:
Other & Revenue Receivables	(1,396)	(96,402)
Prepaid Expenses and Other Assets	(794,429)	(1,339,490)
Accounts Payable and Accrued Expenses	559,443	861,275
Royalties Payable	(10,480)	-
Net Cash Used in Operating Activities	(1,331,314)	(2,366,587)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(3,846,773)	(2,520,497)
Proceeds from Turnkey Drilling Programs	5,445,000	3,636,000
Proceeds from Sale of Assets, net	-	1,044,731
Net Cash Provided by Investing Activities	1,598,227	2,160,234

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(99,173)	(27,884)
Net Cash Used in Financing Activities	(99,173)	(27,884)

Net Increase (Decrease) in Cash and Cash Equivalents	167,740	(234,237)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	4,222,804	2,401,683
Cash, Cash Equivalents, and Restricted Cash at End of Period	4,390,544	2,167,446
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	1,862	2,171
Cash Paid for Taxes	6,750	9,394

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Increase (Decrease) in Capital Accrued Balance	155,636	(20,924)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(UNAUDITED)

	Common Shares	Common Amount	Additional Paid In Capital	Accumulated Deficit	Total
December 31, 2020 Balance	54,605,488	$54,605	$53,883,479	$(82,298,785)	$(28,360,701)
Stock Issued in lieu of Compensation	1,634,227	1,634	175,075	-	176,709
Preferred Series B 3.5% Dividend	-	-	-	(586,661)	(586,661)
Net Loss	-	-	-	(2,577,999)	(2,577,999)
September 30, 2021 Balance	56,239,715	$56,239	$54,058,554	$(85,463,445)	$(31,348,652)

	Common Shares	Common Amount	Additional Paid In Capital	Accumulated Deficit	Total
December 31, 2021 Balance	56,239,715	$56,239	$54,058,554	$(86,685,036)	$(32,570,243)
Stock Issued in lieu of Compensation	5,637,242	$5,637	$389,369	$-	$395,006
Preferred Series B 3.5% Dividend	-	-	-	(607,465)	(607,465)
Net Loss	-	-	-	(739,184)	(739,184)
September 30, 2022 Balance	61,876,957	$61,876	$54,447,923	$(88,031,685)	$(33,521,886)

	Common Shares	Common Amount	Additional Paid In Capital	Accumulated Deficit	Total
June 30, 2021 Balance	56,074,130	56,074	54,044,231	(84,281,704)	(30,181,399)
Stock Issued in lieu of Compensation	165,585	165	14,323	-	14,488
Preferred Series B 3.5% Dividend	-	-	-	(199,413)	(199,413)
Net Loss	-	-	-	(982,328)	(982,328)
September 30, 2021 Balance	56,239,715	$56,239	$54,058,554	$(85,463,445)	$(31,348,652)

	Common Shares	Common Amount	Additional Paid In Capital	Accumulated Deficit	Total
June 30, 2022 Balance	58,168,793	58,168	54,192,625	(87,398,869)	(33,148,076)
Stock Issued in lieu of Compensation	3,708,164	3,708	255,298	-	259,006
Preferred Series B 3.5% Dividend	-	-	-	(206,485)	(206,485)
Net Loss	-	-	-	(426,331)	(426,331)
September 30, 2022 Balance	61,876,957	$61,876	$54,447,923	$(88,031,685)	$(33,521,886)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION: ACCOUNTING STANDARDS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“statements”) include all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine-month period are not, in management’s opinion, indicative of the results to be expected for a full year of operations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report as filed on Form 10-K.

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

Liquidity and Going Concern

The primary sources of liquidity have historically been issuances of common stock, oil and gas sales through ongoing operations and the sale of oil and gas properties. There are factors that give rise to substantial doubt about the Company’s ability to meet liquidity demands, and we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, the sale of oil and natural gas property participation interests through our normal course of business and the sale of non-strategic assets

At September 30, 2022, the Company’s consolidated financial statements reflect a working capital deficiency of $7,094,594 and a net loss of $739,184 for the nine months ended September 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans to alleviate the going concern by cost control measures that include the reduction of overhead costs and the sale of non-strategic assets. There is no assurance that additional financing will be available when needed or that management will be able to obtain any financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, attempt to extend note repayments, and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

	For the three months ended September 30		For the nine months ended September 30
	2022	2021	2022	2021
Oil & Condensate Sales	$302,905	310,570	1,118,146	913,879
Natural Gas Sales	236,882	114,549	603,276	288,116
NGL Sales	2,723	351	7,707	351
Total	$542,510	425,470	1,729,129	1,202,346

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

	September 30, 2022	December 31, 2021
Cash and Cash Equivalents	$624,767	$220,304
Restricted Cash	3,765,777	4,002,500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$4,390,544	$4,222,804

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

Other Receivables

Other receivables consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected. The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At September 30, 2022 and December 31, 2021, the Company maintained an allowance for uncollectable accounts of $2,761,398, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At September 30, 2022 and December 31, 2021, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis. The Company estimates asset retirement obligations (ARO’s) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the ARO’s are based on discounted cash flow projections using numerous estimates, assumptions and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock, (“Preferred Stock”) has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. The Board of Directors authorized the issuance of the Preferred Stock, for the settlement of dividends accumulated through December 31, 2022. The Company accrued $206,485 and $199,413 for dividends related to the Preferred Stock during the third quarters of 2022 and 2021, respectively. Each quarter, the Company charges retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred Stock. For further information regarding the Preferred Stock see Note 3, below.

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

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$5,538,576	$5,509,568
Undeveloped properties	171,864	128,362
Lease and well equipment	3,317,718	3,317,718
	9,028,158	8,955,648

Accumulated depletion, depreciation & amortization	(7,082,718)	(6,879,531)
Net capitalized costs Total	1,945,440	2,076,117

Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,097,428	1,097,428
	1,137,489	1,137,489
Accumulated depreciation	(1,133,806)	(1,133,806)
	3,683	3,683
Net capitalized costs Total	$1,949,123	$2,079,800

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

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its’ carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During the nine months ended September 30, 2022 and 2021, no impairment losses were incurred.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. The Company holds all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At September 30, 2022 and December 31, 2021, Royale Energy had Deferred Drilling Obligations of $10,084,011 and $7,824,939, respectively.

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

NOTE 3 – SERIES B PREFERRED STOCK

The Preferred Stock is convertible at the option of the security holder at the rate of ten shares of common stock for one share of Preferred Stock. The Preferred Stock have never been registered under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and no market exists for the shares. Additionally, the Preferred Stock will automatically convert to common at any time in which the Volume Weighted Average Price (“VWAP”) of the common stock exceeds $3.50 per share for 20 consecutive trading days, the shares are registered with the SEC and the volume of common shares trades exceeds 200,000 shares per day. The holders of the Preferred Stock became entitled to vote the number of shares of the Company’s common stock into which the shares of Preferred Stock would be entitled to convert, beginning in 2020.

In accordance with ASC 480-10-S99-1.02, the Company has determined that the conversion or redemption of these shares are outside the sole control of the Company and that they should be classified in mezzanine or temporary equity as redeemable noncontrolling interest beginning at the reporting period ended March 31, 2020.

For 2022 and 2021, the board authorized the payment of each quarterly dividend on shares of Preferred Stock, as Paid-In-Kind shares (“PIK”) to be paid immediately following the end of the quarter. For the quarter ending September 30, 2022, the Company accrued 20,650 shares with a value of $206,485. During 2022 and 2021 no cash was used to pay dividends shares of the on Preferred Stock.

NOTE 4 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Net Loss	$(426,331)	(426,331)	(982,328)	(982,328)
Less: Preferred Stock Dividend	206,485	206,485	199,413	199,413
Net Loss Attributable to Common Shareholders	(632,816)	(632,816)	(1,181,741)	(1,181,741)
Weighted average common shares outstanding	58,684,345	58,684,345	56,239,715	56,239,715
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	58,684,345	58,684,345	56,239,715	56,239,715
Per share:
Net Loss	$(0.01)	(0.01)	(0.02)	(0.02)

	Nine Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Net Loss	$(739,184)	(739,184)	(2,577,999)	(2,577,999)
Less: Preferred Stock Dividend	607,465	607,465	586,661	586,661
Net Loss Attributable to Common Shareholders	(1,346,649)	(1,346,649)	(3,164,660)	(3,164,660)
Weighted average common shares outstanding	57,324,997	57,324,997	55,768,563	55,768,563
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	57,324,997	57,324,997	55,768,563	55,768,563
Per share:
Net Loss	$(0.02)	(0.02)	(0.06)	(0.06)

For the nine months ended September 30, 2022 and 2021, Royale Energy had dilutive securities of 26,867,129 and 26,212,211, respectively. For the three months ended September 30, 2022 and 2021, Royale Energy had dilutive securities of 26,827,162 and 26,071,245, respectively. In both periods, these securities were not included in the dilutive loss per share, due to their antidilutive nature.

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

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at September 30, 2022 and 2021, respectively, to pretax income is as follows:

	For the nine months ended
	September 30, 2022	September 30, 2021

Tax benefit computed at statutory rate of 21% at September 30, 2022 and 2021, respectively	$(155,228)	(541,380)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other	-	-
Other non-deductible expenses	3	(1,379)
Change in valuation allowance	155,225	542,759
Provision (benefit)	$-	$-

NOTE 6 – ISSUANCE OF COMMON STOCK

During the nine months ended September 30, 2022, in lieu of cash payments for salaries and board fees, Royale issued 5,637,242 shares of its common stock valued at approximately $395,006 to an executive officer and board members. For the nine months ended September 30, 2021, Royale issued 1,634,227 shares of its common stock valued at approximately $176,709 to an executive officer and board members.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2022 and 2021, we had net losses of $739,184 and $2,577,999, respectively. The difference was primarily due to the completion of one oil well in Texas and participating in the drilling and completion of two oil wells in southern California where we recognized a gain on turnkey drilling of $627,136 and to a gain on settlement of accounts payable during the period in 2022 of approximately $422,614. During the three months ended September 30, 2022 and 2021, we had net losses of $426,331 and $982,328, respectively. The difference was due to higher oil and gas sales during the third quarter in 2022 and to a $254,295 loss on sale of assets during the third quarter in 2021.

During the first nine months of 2022, revenues from oil and gas production increased $526,783 or 43.8%, to $1,729,129 from revenues of $1,202,346 during the first nine months of 2021. This increase was mainly due to higher oil and natural gas commodity prices. The net sales volume of oil and condensate for the nine months ended September 30, 2022, was approximately 11,330 barrels with an average price of $98.69 per barrel, versus 14,734 barrels with an average price of $62.02 per barrel for the nine months of 2021. This represents a decrease in net sales volume of 3,404 barrels or 23.1%, which was due to lower production volumes due to natural declines in our wells and to the sale of certain non-operated wells during the period in 2021. The net sales volume of natural gas for the nine months ended September 30, 2022, was approximately 99,830 Mcf with an average price of $6.04 per Mcf, versus 88,287 Mcf with an average price of $3.26 per Mcf for the same period in 2021. This represents an increase in net sales volume of 11,543 Mcf or 13.1%. The increase in natural gas production volume was due to certain non-operated wells that had previously been offline were brought back online at the end of 2021. For the quarter ended September 30, 2022, revenues from oil and gas production increased $117,040 or 27.5% to $542,510 from the 2021 third quarter revenues of $425,470. This increase was also due to higher oil and natural gas commodity prices. The net sales volume of oil and condensate for the quarter ended September 30, 2022, was approximately 3,143 barrels with an average price of $96.37 per barrel, versus 4,564 barrels with an average price of $68.05 per barrel for the third quarter of 2021. This represents a decrease in net sales volume of 1,421 barrels or 31.1% for the third quarter in 2022. The net sales volume of natural gas for the quarter ended September 30, 2022, was approximately 34,522 Mcf with an average price of $6.86 per Mcf, versus 26,996 Mcf with an average price of $4.24 per Mcf for the third quarter of 2021. This represents an increase in net sales volume of 7,526 Mcf or 27.9% for the third quarter in 2022.

Oil and natural gas lease operating expenses increased by $56,186 or 4.8%, to $1,229,177 for the nine months ended September 30, 2022, from $1,172,991 for the same period in 2021. This increase was mainly due to higher trucking and water disposal costs due to increases in manpower and fuel costs from outside vendors. For the third quarter in 2022, lease operating expenses decreased $43,421 or 9.5% from the same quarter in 2021 due mainly to lower outside plugging and abandonment costs during the quarter in 2022 when compared to the same quarter in 2021.

The aggregate of supervisory fees and other income was $24,349 for nine months ended September 30, 2022, a decrease of $872 from $25,221 during the same period in 2021. During the third quarter 2022, supervisory fees and other income increased $189 or 2.7% when compared to the quarter in 2021.

Depreciation, depletion and amortization expense decreased to $301,235 from $397,629, a decrease of $96,394 or 24.2% for the nine months ended September 30, 2022, as compared to the same period in 2021. During the third quarter 2022, depreciation, depletion and amortization expenses also decreased $46,241 or 44.8%. The depletion rate is calculated using production as a percentage of reserves. This decrease in depletion expense was due to an increase in expected recoverable developed reserves which decreased the depletion rate. While recoverable developed reserves increased, the company’s Proved Undeveloped reserves decreased as a result of a downward revision in the number and working interest in undrilled wells.

At September 30, 2022, Royale Energy had a Deferred Drilling Obligation of $10,084,011. During the first nine months of 2022, we removed $3,185,928 of drilling obligations as we completed one oil well in Texas and participated in completing the drilling of two oil wells in southern California, while incurring expenses of $2,558,792, resulting in a gain of $627,136. At September 30, 2021, Royale Energy had a Deferred Drilling Obligation of $4,922,439. During the first nine months of 2021, we disposed of $1,841,061 of drilling obligations upon completing the drilling of two oil wells in Texas, while incurring expenses of $1,906,204, resulting in a loss of $65,143. Although these two wells were originally drilled during the first quarter of 2021, we continued additional work during second quarter 2021 to increase production.

General and administrative expenses decreased by $180,653 or 11.6% to $1,381,282 for the nine months ended September 30, 2022 from $1,561,935 for the same period in 2021. For the third quarter 2022, general and administrative expenses decreased $127,805 or 26.3% when compared to the same period in 2021. These decreases were mainly due to lower employee related expenses and other administrative cost reduction measures during the periods in 2022. For the first nine months of 2022, marketing expenses increased $60,222 or 48.6% to $184,040, compared to $123,818 for the first nine months of 2021. For the third quarter 2022, marketing expenses increased $8,398 or 20.3% when compared to the third quarter in 2021. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $440,130 for the nine-month period in 2022, compared to $338,870 for the same period in 2021, a $101,260 or 29.9% increase. For the third quarter 2022, legal and accounting expenses increased $30,850 or 49.1%, when compared to the third quarter in 2021. These increases were primarily due to higher outside accounting fees mainly related to conversion of our accounting software during the period in 2022.

During the nine months ended September 30, 2022, we recorded a gain of $422,614 on settlement of accounts payable for a reduced amount. During the nine months ended September 30, 2021, we recorded a loss of $254,295 on the sale of certain non-operated California properties, we also recorded a gain of $291,249 on the sale of certain non-operated Texas properties. In both instances, these non-operated properties were originally acquired during the merger with Matrix and booked as Held for Sale at the end of 2020, this resulted in a net gain on sale of assets of $36,954. During period in 2021, we also recorded a gain on settlement of $12,071 mainly due to the payment by the SBA of the remaining balance on our PPP loan obtained in 2020.

Bad debt expense for the nine months ended September 30, 2022 and 2021 were $0 and $187,348, respectively. Approximately $180,000 of the expenses in 2021 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our period end oil and natural gas reserve values. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful. By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.

Interest expense for the nine months ended September 30, 2022 and 2021, were $6,548 and $6,857, respectively.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2022, we had current assets totaling $10,057,496 and current liabilities totaling $17,152,090, a $7,094,594 working capital deficit. We had $624,767 in cash and $3,765,777 in restricted cash at September 30, 2022, compared to $220,304 in cash and $4,002,500 in restricted cash at December 31, 2021.

In accordance with ASC 480-10-S99 the Company reclassified the Series B Convertible Preferred Stock from Permanent Equity to Mezzanine capital as a result of the change in voting rights provided at the time it of issuance. For more information, see Note 3 – Series B Convertible Preferred Stock.

At September 30, 2022, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $471,416 compared to $413,133 at December 31, 2021, a $58,283 increase. This increase was mainly due to accounts receivables from direct working interest owners for lease operating expenses for two wells that were brought online during the period in 2022. At September 30, 2022, revenue receivable was $308,263, a decrease of $56,887, compared to $365,150 at December 31, 2021, mainly due to lower net receivables during the third quarter in 2022. At September 30, 2022, our accounts payable and accrued expenses totaled $5,452,949 an increase of $292,465 from the accounts payable at December 31, 2021 of $5,160,484, which was mainly due to higher drilling costs and lease operating costs during the period in 2022.

The Company has had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $7,094,594 and an accumulated deficit of $88,031,685. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If the Company is unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on the Company’s business, results of operations, financial position and liquidity. Additionally, management has, and plans to continue, to increase revenue and reduce overhead and Lease Operating Expense (LOE) costs. Although, in recent months oil and gas revenues have increased due to higher commodity prices, drilling and lease operating expenses have also increased due to higher transportation costs, manpower costs and manpower shortages. During the third and continuing into the fourth quarter of 2022, the Company completed several successful workovers on existing and new wells in its Texas Jameson field. The Company has commitments to continue to drill and workover wells in the Texas Jameson field and is participating in the redrill and completing of a Southern California well.

Operating Activities. Net cash used in operating activities totaled $1,331,314 and $2,336,587 for the nine months ended September 30, 2022 and 2021, respectively. This difference in cash used was mainly due to higher drilling prepayments made during the period in 2021 when compared to the period in 2022.

Investing Activities. Net cash provided by investing activities totaled $1,598,227 and $2,160,234 for the nine months ended September 30, 2022, and 2021, respectively. During the nine-month period in 2022, we received approximately $5.4 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $3.8 million as we drilled and completed one Texas well and participated in the drilling and completing of two southern California oil wells, we also have drilling and workovers in progress in our Texas Jameson field. During the nine-month period in 2021, we received approximately $3.6 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $2.5 million in the drilling and completing of two Texas oil wells. During the period in 2021, we also received approximately $1.0 million for the sale of non-operated properties in Texas and California.

Financing Activities. Net cash used in financing activities totaled $99,173 and $27,884 for the nine months ended September 30, 2022, and 2021, respectively. During the periods in 2022 and 2021, the totals were used for principal payments on our notes payable and financing lease payments.

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

As of September 30, 2022, our management, including its Chief Executive and Chief Financial Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, the company concluded that there was a material weakness in our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the actions described above, that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: November 17, 2022	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: November 17, 2022	/s/ Ronald Lipnick
Ronald Lipnick, Interim Chief Financial Officer