Form 10-Q
period 2023-06-30
Royale Energy, Inc.
filed 2023-08-14
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

At August 3, 2023, a total of 67,684,188 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$974,496	$1,650,507
Restricted Cash	1,236,665	2,249,627
Other Receivables, net	999,030	943,633
Revenue Receivables	381,821	701,937
Prepaid Expenses	2,117,924	1,935,346
Deferred Drilling Costs	1,947,857	1,219,177
Prepaid Drilling to RMX Resources, LLC	497,475	114,563
Total Current Assets	8,155,268	8,814,790

Right of Use Assets - Leases	294,614	335,213
Other Assets	589,865	589,865
Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	2,708,928	2,040,320
Total Assets	$11,748,675	$11,780,188

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,342,800	$5,528,829
Royalties Payable	612,925	612,925
Due to RMX Resources, LLC	23,087	23,087
Accrued Liabilities	209,644	208,307
Asset Retirement Obligation - Current	675,000	675,000
Deferred Drilling Obligation	8,190,855	8,129,965
Operating Leases - Current	85,288	81,995
Total Current Liabilities	15,139,599	15,260,108

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Operating Leases - Long-Term	210,570	254,858
Asset Retirement Obligation	2,927,130	2,867,479
Total Liabilities	21,200,109	21,305,255

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized, 2,402,541, and 2,361,154 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	24,025,399	23,611,536
Stockholders' Equity (Deficit):
Common Stock, .001 Par Value, 280,000,000 Shares Authorized, 67,684,188 and 61,876,957 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	67,684	61,876
Additional Paid in Capital	54,550,116	54,447,923
Accumulated Deficit	(88,094,633)	(87,646,402)
Total Stockholders' Equity (Deficit)	(33,476,833)	(33,136,603)
Total Liabilities and Stockholders' Equity (Deficit)	$11,748,675	$11,780,188

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
Oil, NGL and Gas Sales	$430,293	$679,405	$988,744	$1,186,619
Supervisory Fees and Other	98,592	7,750	111,966	17,041
Total Revenues	528,885	687,155	1,100,710	1,203,660

Costs and Expenses:
Oil and Gas Lease Operating	526,298	398,510	1,102,095	812,978
Depreciation, Depletion and Amortization	114,475	119,532	173,907	244,208
Well Equipment Write Down	-	-	9,840	-
Legal and Accounting	245,251	158,139	273,143	346,410
Marketing	58,072	78,373	146,891	134,319
General and Administrative	421,688	486,350	878,169	1,023,817
Total Costs and Expenses	1,365,784	1,240,904	2,584,045	2,561,732

Gain (Loss) on Turnkey Drilling	(254,972)	281,531	1,339,382	627,136

Loss From Operations	(1,091,871)	(272,218)	(143,953)	(730,936)
Other Income (Expense):
Interest Expense	(507)	(2,254)	(1,056)	(4,531)
Gain on Settlement of Accounts Payable	-	13,970	-	422,614
Other Gain	57,003	-	111,978	-
Loss Before Income Tax Expense	(1,035,375)	(260,502)	(33,031)	(312,853)
Income Tax Provision	-	-	-	-
Net Loss	(1,035,375)	(260,502)	(33,031)	(312,853)
Less: Preferred Stock Dividend	209,644	202,464	415,200	400,980
Net Loss available to common stock	(1,245,019)	(462,966)	(448,231)	(713,833)

Shares used in computing Basic Net Loss per share	65,322,646	57,024,065	63,609,320	56,634,057
Basic and Diluted (Loss) Per Share	$(0.02)	$(0.01)	$(0.01)	$(0.01)
Shares used in computing Diluted Net Loss per share	65,322,646	57,024,065	63,609,320	56,634,057
Diluted Net Income (Loss) per Share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(33,031)	$(312,853)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	173,907	244,208
Gain on Turnkey Drilling Programs	(1,339,382)	(627,136)
Gain on Settlement of Accounts Payable	-	(422,614)
Well Equipment Write Down	9,840	-
Stock Based Compensation	108,001	136,000
Gain on Other	(111,978)	-
Right of use asset depreciation	5,499	5,493
(Increase) Decrease in:
Other & Revenue Receivables	264,719	(324,468)
Prepaid Expenses and Other Assets	(565,490)	(360,326)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(170,389)	583,479
Net Cash Used in Operating Activities	(1,658,304)	(1,078,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(2,647,274)	(2,619,390)
Proceeds from Turnkey Drilling Programs	2,622,500	3,720,000
Net Cash Provided (Used) by Investing Activities	(24,774)	1,100,610

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(5,895)	(76,333)
Net Cash Used by Financing Activities	(5,895)	(76,333)

Net Decrease in Cash and Cash Equivalents	(1,688,973)	(53,940)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,900,134	4,222,804

Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,211,161	$4,168,864

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$1,056	$1,424
Cash Paid for Taxes	$6,150	$6,750

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)

	Number of Shares Issued and Outstanding	Amount			Additional Paid in Capital	Accumulated Deficit	Total
		($)		($)	($)	($)
	Common Shares	Common Amount	Preferred Shares	Preferred Amount	APIC	ACD	Total
December 31, 2021 Balance	56,239,715	56,239	-	-	54,058,554	(86,685,036)	$(32,570,243)
Stock Issued in lieu of Compensation	1,929,078	1,929			134,071	-	136,000
Preferred Series B 3.5% Dividend	-	-	-	-	-	(400,980)	(400,980)
Net Loss	-	-	-	-	-	(312,853)	(312,853)
June 30, 2022 Balance	58,168,793	58,168	-	-	54,192,625	(87,398,869)	$(33,148,076)

	Common Shares	Common Amount	Preferred Shares	Preferred Amount	APIC	ACD	Total
December 31, 2022 Balance	61,876,957	61,876	-	-	54,447,923	(87,646,402)	$(33,136,603)
Cashless Warrant Exercise Issuance	3,266,055	3,266	-	-	(3,266)	-	-
Stock Issued in lieu of Compensation	2,541,176	2,542	-	-	105,459	-	108,001
Preferred Series B 3.5% Dividend						(415,200)	(415,200)
Net Loss	-	-	-	-	-	(33,031)	(33,031)
June 30, 2023 Balance	67,684,188	67,684	-	-	54,550,116	(88,094,633)	$(33,476,833)

	Common Shares	Common Amount	Preferred Shares	Preferred Amount	APIC	ACD	Total
March 31, 2022 Balance	56,239,715	56,239	-	-	54,058,554	(86,935,903)	$(32,821,110)
Stock Issued in lieu of Compensation	1,929,078	1,929	-	-	134,071	-	136,000
Preferred Series B 3.5% Dividend	-	-	-	-	-	(202,464)	(202,464)
Net Loss	-	-	-	-	-	(260,502)	(260,502)
June 30, 2022 Balance	58,168,793	58,168	-	-	54,192,625	(87,398,869)	$(33,148,076)

	Common Shares	Common Amount	Preferred Shares	Preferred Amount	APIC	ACD	Total
March 31, 2023 Balance	61,876,957	61,876	-	-	54,447,923	(86,849,614)	(32,339,815)
Cashless Warrant Exercise Issuance	3,266,055	3,266	-	-	(3,266)	-	-
Stock Issued in lieu of Compensation	2,541,176	2,542	-	-	105,459	-	108,001
Preferred Series B 3.5% Dividend	-	-	-	-	-	(209,644)	(209,644)
Net Loss	-	-	-	-	-	(1,035,375)	(1,035,375)
June 30, 2023 Balance	67,684,188	67,684	-	-	54,550,116	(88,094,633)	(33,476,833)

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

The accompanying unaudited consolidated financial statements, which include the accounts of Royale Energy, Inc. (sometimes referred to as the “Company” “we,” “our,” “us,” “Royale Energy,” or “Royale”), Royale Energy Funds, Inc. (“REF”), and Matrix Oil Management Corporation and its subsidiaries, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim consolidated financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) under Article 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in our audited financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations. Significant intercompany transactions have been eliminated in the consolidation. In our opinion, all adjustments considered necessary for a fair presentation have been included, disclosures are adequate, and the presented information is not misleading.

The consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or for any other period.

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

At June 30, 2023, our consolidated financial statements reflect a working capital deficiency of $6,984,331. We had net losses of $1,035,375 and $33,031 for the three and six months ended June 30, 2023, respectively. This indicates that there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management’s plans to alleviate the going concern by implementing cost control measures that include, among other things, the reduction of overhead costs, the sale of non-strategic assets, and, if possible, obtaining additional financing. There is no assurance that additional financing will be available when needed or that we will be able to obtain any financing on terms acceptable to us and whether we will become profitable and generate positive operating cash flow. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, attempt to extend note repayments, and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Use of Estimates

The accompanying financial statements have been prepared in conformity GAAP and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

A significant portion of our revenues are derived from the sale of crude oil, condensate, natural gas liquids (“NGLs”) and natural gas under spot and term agreements with our customers as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Oil & Condensate Sales	$359,566	455,728	$707,224	815,242
Natural Gas Sales	69,962	219,976	278,844	366,394
NGL Sales	765	3,701	2,676	4,983
Total	$430,293	679,405	$988,744	1,186,619

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

Under our hydrocarbon sales agreements, the entire consideration amount is variable either due to pricing and/or volumes. We recognize revenues in the amount of variable consideration allocated to distinct units of hydrocarbons transferred to a customer. Such allocation reflects the amount of total consideration we expect to collect for completed deliveries of hydrocarbons, and the terms of variable payment relate specifically to our efforts to satisfy the performance obligations under these contracts. Our performance obligations under our hydrocarbon sales agreements are to deliver either the entire production from the dedicated wells or specified contractual volumes of hydrocarbons.

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

Turnkey Drilling

We sponsor turnkey drilling arrangements in proved and unproved properties. The contracts require that participants pay us the full contract price upon execution of the drilling agreement. Each participant earns an undivided interest in the well bore at the completion of the well. A portion of the funds received in advance of the drilling of a well from a working interest participant are held for the expressed purpose of drilling a well (“Drilling Funds”). If something changes, we may designate the Drilling Funds a substitute well. Under certain conditions, a portion of the Drilling Funds may be required to be returned to a participant. Once the well is drilled, the Drilling Funds are used to satisfy the drilling cost.

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

	June 30, 2023	December 31, 2022
Cash and Cash Equivalents	$974,496	$1,650,507
Restricted Cash	1,236,665	2,249,627
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,211,161	$3,900,134

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

Other Receivables, net

Other receivables, net consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected. The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At June 30, 2023, and December 31, 2022, we maintained an allowance for uncollectable accounts of $2,748,626 and $2,757,549, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considering counterparty credit risk in our assessment of fair value. Carrying amounts of our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values as of the balance sheet dates because of their generally short maturities.

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

At June 30, 2023 and December 31, 2022, we do not have any financial assets measured and recognized at fair value on a recurring basis. We estimate asset retirement obligations (AROs) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the AROs are based on discounted cash flow projections using numerous estimates, assumptions, and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

The initial measurement of AROs at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock, (“Preferred Stock”) has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. The Board of Directors authorized the issuance of the Preferred Stock, for the settlement of dividends accumulated through December 31, 2023. We accrued $209,644 and $202,464 for dividends related to the Preferred Stock for the second quarters of 2023 and 2022, respectively. Each quarter, we charge retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred Stock. For further information regarding the Preferred Stock see Note 3, below.

ACCOUNTING STANDARDS

Recently Adopted

ASU 2016-13, Credit Impairment

In 2016, the FASB issued ASC Topic 326, Financial Instruments – Credit Losses. This new guidance replaces the current incurred loss impairment model with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. This new Current Expected Credit Losses (“CECL”) model applies to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and financial assets measured at fair value, and (4) beneficial interests in securitized financial assets. This ASU was effective for Securities and Exchange Commission (“SEC”) filers beginning after December 15, 2019; however, on November 15, 2019, the FASB issued ASU 2019-10, which delayed the effective date for “smaller reporting companies.” Therefore, ASU 2016-13 is effective for “smaller reporting companies” (as defined by the SEC) such as Royale, for fiscal years beginning after December 15, 2022, including interim periods within those years, and must be adopted under the modified retrospective method. We adopted this new standard on January 1, 2023, and there is no material impact on our consolidated financial statements. For further information regarding our adoption of this standard, see Note 7 - ALLOWANCE FOR CREDIT LOSSES below.

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$5,898,195	$5,712,436
Undeveloped properties	765,789	148,989
Lease and well equipment	3,307,878	3,317,718
	9,971,862	9,179,143

Accumulated depletion, depreciation & amortization	(7,271,727)	(7,142,506)
Net capitalized costs Total	2,700,135	2,036,637

Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,103,362	1,097,428
	1,143,423	1,137,489
Accumulated depreciation	(1,134,630)	(1,133,806)
	8,793	3,683
Net capitalized costs Total	$2,708,928	$2,040,320

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

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its’ carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During the six months ended June 30, 2023, and 2022, no impairment losses were incurred.

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

The contracts require the participants to pay the full contract price upon execution of the agreement. We complete the drilling activities typically between 10 and 30 days after drilling begins. The participant retains an undivided or proportional beneficial interest in the property and is also responsible for their proportionate share of operating costs. We retain legal title to the lease. The participants purchase a working interest directly in the well bore.

In these working interest arrangements, the participants are responsible for sharing in the risk of development, but also sharing in a proportional interest in rights to revenues and proportional liability for the cost of operations after drilling is completed and the interest is conveyed to the participant.

A certain portion of the turnkey drilling participant’s funds received are non-refundable. We hold all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At June 30, 2023, and December 31, 2022, we had Deferred Drilling Obligations of $8,190,855 and $8,129,965, respectively.

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

NOTE 3 – SERIES B PREFERRED STOCK

The Preferred Stock is convertible at the option of the security holder at the rate of ten shares of common stock for one share of Preferred Stock. The Preferred Stock has never been registered under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) and no market exists for the Preferred Stock. Additionally, the Preferred Stock will automatically convert into shares of common stock at any time in which the Volume Weighted Average Price (“VWAP”) of our common stock exceeds $3.50 per share for 20 consecutive trading days, the shares of our common stock are registered with the SEC and the trading volume of shares of our common stock exceed 200,000 shares per day. Beginning in 2020, the holders of the Preferred Stock became entitled to vote the number of shares of our common stock into which the shares of Preferred Stock would be entitled to convert.

In accordance with ASC 480-10-S99-1.02, we have determined that the conversion or redemption of the Preferred Stock are outside the sole control of the Company and that they should be classified in mezzanine or temporary equity as redeemable noncontrolling interest beginning at the reporting period ended June 30, 2020.

For 2023 and 2022, the board authorized the payment of each quarterly dividend on shares of Preferred Stock, as Paid-In-Kind shares to be paid immediately following the end of the quarter. For the quarter ending June 30, 2023, we accrued 20,964 shares with a value of $209,644. During 2023 and 2022 no cash was used to pay dividends on shares of the Preferred Stock.

NOTE 4 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net Loss	$(1,035,375)	$(1,035,375)	$(260,502)	$(260,502)
Less: Preferred Stock Dividend	209,644	209,644	202,464	202,464
Net Loss Attributable to Common Shareholders	(1,245,019)	(1,245,019)	(462,966)	(462,966)
Weighted average common shares outstanding	65,322,646	65,322,646	57,024,065	57,024,065
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	65,322,646	65,322,646	57,024,065	57,024,065
Per share:
Net (Loss)	$(0.02)	$(0.02)	$(0.01)	$(0.01)

	Six Months Ended June 30,		Six Months Ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net Loss	$(33,031)	$(33,031)	$(312,853)	$(312,853)
Less: Preferred Stock Dividend	415,200	415,200	400,980	400,980
Net Loss Attributable to Common Shareholders	(448,231)	(448,231)	(713,833)	(713,833)
Weighted average common shares outstanding	63,609,320	63,609,320	56,634,057	56,634,057
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	63,609,320	63,609,320	56,634,057	56,634,057
Per share:
Net (Loss)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

For the six months ended June 30, 2023 and 2022, we had dilutive securities of 24,025,410 and 26,683,208, respectively. For the three months ended June 30, 2023 and 2022, we had dilutive securities of 24,025,410 and 26,698,515, respectively. In both periods, these securities were not included in the dilutive loss per share, due to their antidilutive nature.

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

A reconciliation of our provision for income taxes and the amount computed by applying the statutory income tax rates at June 30, 2023 and 2022, respectively, to pretax income is as follows:

	For the six months ended
	June 30, 2023	June 30, 2022
Tax benefit computed at statutory rate of 21% at June 30, 2023 and 2022, respectively	$(6,936)	(65,699)

Increase (decrease) in taxes resulting from:
Other non-deductible expenses	775	3
Change in valuation allowance	6,161	65,696
Provision (benefit)	$-	$-

NOTE 6 – ISSUANCE OF COMMON STOCK

In April 2023, CIC RMX LP (“CIC”) exercised in full its warrant to purchase shares of our common stock. CIC elected to make a cashless exercise of the warrant and as a result we issued 3,266,055 shares of our common stock to CIC. During the six months ended June 30, 2023, in lieu of cash payments for board fees, we issued 2,541,176 shares of common stock valued at approximately $108,001 to board members. During the six months ended June 30, 2022, in lieu of cash payments for salaries and board fees, we issued 1,929,078 shares of common stock valued at approximately $136,000 to an executive officer and board members.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

We measure our allowance for losses on other receivables including, under ASC 326. The following table summarizes the activity in the balance of allowance for credit losses on other receivables for the period indicated:

Balance at December 31, 2022	$2,757,549
Provision for credit loss	-
Write-offs charged against the allowance	8,923
Balance at June 30, 2023	$2,748,626

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the SEC, press releases, conferences or otherwise, may be deemed to be “forward-looking statements” within the meaning of Section 21E of the Exchange Act. This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, sources and availability of financing, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand, and industry conditions. While we believe our forward-looking statements are based upon reasonable assumptions, we can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and those described from time to time in our future reports filed with the SEC.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

OVERVIEW

Royale is an independent oil and natural gas producer. Royale’s principal lines of business are the production and sale of oil and natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale. Since 1993, Royale has primarily acquired and developed producing and non-producing natural gas properties in California. In December 2018, Royale became the operator of a newly acquired oil and gas property in Texas. The most significant factors affecting our results of operations are (i) changes in oil and natural gas prices, production levels and reserves, (ii) turnkey drilling activities, and (iii) the increase in future cost associated with abandonment of wells.

RESULTS OF OPERATIONS

For the six months ended June 30, 2023 and 2022, we had net losses of $33,031 and $312,853, respectively. The decrease in net losses were primarily due to the completion of one oil well in Texas and participating in the drilling and completion of an oil well in the Texas Permian basin where we recognized a gain on turnkey drilling of $1,339,382. During the three months ended June 30, 2023 and 2022, we had net losses of $1,035,375 and $260,502, respectively. The difference was due to higher turnkey drilling costs incurred in the second quarter of 2023 in the Texas well in which we participated and lower oil and gas revenues due to lower oil and gas commodity prices during the second quarter 2023.

During the first six months of 2023, revenues from oil and gas production decreased $197,875 or 16.7%, to $988,744 in 2023 from revenues of $1,186,619 during the first six months of 2022. This decrease was mainly due to lower oil and natural gas commodity prices. The net sales volume of oil and condensate for the six months ended June 30, 2023, was approximately 9,864 barrels with an average price of $71.69 per barrel, versus 8,186 barrels with an average price of $99.58 per barrel for the six months of 2022. This represents an increase in net sales volume of 1,678 barrels or 20.5%, which was due to wells completed and put online during the latter half of 2022 and first half of 2023. The net sales volume of natural gas for the six months ended June 30, 2023, was approximately 68,081 Mcf with an average price of $4.10 per Mcf, versus 65,308 Mcf with an average price of $5.61 per Mcf for the same period in 2022. This represents an increase in net sales volume of 2,773 Mcf or 4.2%. The increase in natural gas production volume was also due to new wells being brought online. For the quarter ended June 30, 2023, revenues from oil and gas production decreased $249,112 or 36.7% to $430,293 from the 2022 second quarter revenues of $679,405. This decrease was also due to lower oil and natural gas commodity prices. The net sales volume of oil and condensate for the quarter ended June 30, 2022, was approximately 5,104 barrels with an average price of $70.45 per barrel, versus 4,297 barrels with an average price of $106.05 per barrel for the second quarter of 2022. This represents an increase in net sales volume of 807 barrels or 18.8% for the quarter in 2023. The net sales volume of natural gas for the quarter ended June 30, 2023, was approximately 37,962 Mcf with an average price of $1.84 per Mcf, versus 31,781 Mcf with an average price of $6.92 per Mcf for the second quarter of 2022. This represents an increase in net sales volume of 6,181 Mcf or 19.4% for the quarter in 2023.

Oil and natural gas lease operating expenses increased by $289,117 or 35.6%, to $1,102,095 for the six months ended June 30, 2023, from $812,978 for the same period in 2022. This increase was mainly due to well equipment and supplies primarily on our Texas Jameson wells to increase production. For the second quarter in 2023, lease operating expenses increased $127,788 or 32.1% from the same quarter in 2022, mainly due to increases in workovers and water disposal fees in our Texas Jameson field during the quarter in 2023.

The aggregate of supervisory fees and other income was $111,966 for the six months ended June 30, 2023, an increase of $94,925 from $17,041 during the same period in 2022. During the second quarter 2023, supervisory fees and other income increased $90,842 when compared to the quarter in 2022. These increases were mainly due to increases in water disposal recovery income as we converted an existing non-producing oil well into a water injection well in order to reduce water disposal hauling costs paid to outside vendors.

Depreciation, depletion and amortization expense decreased to $173,907 from $244,208, a decrease of $70,301 or 28.8% for the six months ended June 30, 2023, as compared to the same period in 2022. During the second quarter 2023, depreciation, depletion and amortization expenses also decreased $5,057 or 4.2%. The depletion rate is calculated using production as a percentage of reserves. This decrease in depletion expense was due to an increase in expected recoverable reserves which decreased the depletion rate.

At June 30, 2023, Royale Energy had a Deferred Drilling Obligation of $8,190,855. During the first six months of 2023, we removed $2,561,610 of drilling obligations as we completed one oil well in our Texas Jameson field and participated in the drilling and completion of an oil well in the Texas Permian basin, while incurring expenses of $1,222,228, resulting in a gain of $1,339,382. At June 30, 2022, Royale Energy had a Deferred Drilling Obligation of $8,359,011. During the first six months of 2022, we disposed of $3,185,928 of drilling obligations upon completing one oil well in Texas and participated in the drilling and completion of two oil wells in southern California, while incurring expenses of $2,558,792, resulting in a gain of $627,136.

General and administrative expenses decreased by $145,648 or 14.2% from $1,023,817 for the six months ended June 30, 2022 to $878,169 for the same period in 2023. For the second quarter 2023, general and administrative expenses decreased $64,662 or 13.3% when compared to the same period in 2022. These decreases were mainly due to lower employee related expenses due to cost reduction measures during the periods in 2023. For the first six months of 2023, marketing expenses increased $12,572 or 9.4% to $146,891, compared to $134,319 for the first six months of 2022. For the second quarter 2023, marketing expenses decreased $20,301 or 25.9% when compared to the second quarter in 2022. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $273,143 for the six-month period in 2023, compared to $346,410 for the same period in 2022, a $73,267 or 21.2%. This decrease during the period in 2023 was primarily due to higher fees related to the conversion of our accounting software during the period in 2022. For the second quarter 2023, legal and accounting expenses increased $87,112 or 55.1%, when compared to the second quarter in 2022, primarily due to the delay in our 2022 audit and its related fees, which occurred during the second quarter 2023.

During the six months ended June 30, 2023, we recorded a gain on other of $54,975 as we reconciled employee related items previously recorded as liabilities. We also recorded a gain on other of approximately $57,000 on our share of prior years property tax refunds received by RMX Resources, LLC during the period in 2023. During the six months ended June 30, 2022, we recorded a gain of $422,614 on settlement of accounts payable for a reduced amount.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2023, we had current assets totaling $8,155,268 and current liabilities totaling $15,139,599, a $6,984,331 working capital deficit. We had $974,496 in cash and $1,236,665 in restricted cash at June 30, 2023, compared to $1,650,507 in cash and $2,249,627 in restricted cash at December 31, 2022.

In accordance with ASC 480-10-S99, we reclassified the Series B Convertible Preferred Stock from Permanent Equity to Mezzanine capital as a result of the change in voting rights provided at the time of issuance. For more information, see Note 3 – Series B Convertible Preferred Stock.

At June 30, 2023, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $999,030 compared to $943,633 at December 31, 2022, a $55,397 increase. This increase was mainly due to accounts receivables from direct working interest owners for lease operating expenses on our Texas Jameson wells to increase production volumes. At June 30, 2023, revenue receivable was $381,821, a decrease of $320,116, compared to $701,937 at December 31, 2022, due to lower commodity prices during the second quarter in 2023. At June 30, 2023, our accounts payable and accrued expenses totaled $5,342,800 a decrease of $186,029 from the accounts payable at December 31, 2022 of $5,528,829, which was mainly due to lower revenue payables due to the lower commodity prices during the period in 2023.

We have had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $6,984,331 and an accumulated deficit of $88,094,633. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If we are unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on our business, results of operations, financial position and liquidity. Management has plans to continue to increase revenues by making commitments to participate with industry partners in drilling wells in the Permian basin and will also continue to drill and workover wells in our Texas Jameson field. We are also looking for possible ways to increase production on some of our California natural gas wells.

Operating Activities. Net cash used in operating activities totaled $1,658,304 and $1,078,217 for the six months ended June 30, 2023 and 2022, respectively. This difference in cash used was mainly due to lower accounts payable during the period in 2023 when compared to the period in 2022 where we increased our accounts payable.

Investing Activities. Net cash provided by investing activities totaled $24,774 and $1,100,610 for the six months ended June 30, 2023, and 2022, respectively. During the six-month period in 2023, we received approximately $2.6 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $2.6 million as we drilled and completed one Texas well and participated in the drilling and completing of another Texas well in the Permian basin. During the six month period in 2022, we received approximately $3.7 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $2.6 million as we drilled and completed one Texas well and participated in the drilling and completing of two southern California oil wells.

Financing Activities. Net cash used in financing activities totaled $5,895 and $76,333 for the six months ended June 30, 2023, and 2022, respectively. During the periods in 2023 and 2022, the totals were used for principal payments on our notes payable and financing lease payments.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the actions described above, that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: August 14, 2023	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: August 14, 2023	/s/ Ronald Lipnick
Ronald Lipnick, Interim Chief Financial Officer