Form 10-Q
period 2023-09-30
Royale Energy, Inc.
filed 2023-11-13
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

At November 3, 2023, a total of 67,684,188 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$523,619	$1,650,507
Restricted Cash	3,169,999	2,249,627
Other Receivables, net	1,029,774	943,633
Revenue Receivables	273,356	701,937
Prepaid Expenses	1,272,351	1,935,346
Deferred Drilling Costs	3,701,090	1,219,177
Prepaid Drilling to RMX Resources, LLC	-	114,563
Total Current Assets	9,970,189	8,814,790

Right of Use Assets - Leases	274,312	335,213
Other Assets	589,865	589,865
Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	2,654,568	2,040,320
Total Assets	$13,488,934	$11,780,188

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,702,296	$5,528,829
Royalties Payable	612,925	612,925
Due to RMX Resources, LLC	23,087	23,087
Accrued Liabilities	213,807	208,307
Asset Retirement Obligation - Current	675,000	675,000
Deferred Drilling Obligation	10,140,855	8,129,965
Operating Leases - Current	84,810	81,995
Total Current Liabilities	17,452,780	15,260,108

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Operating Leases - Long-Term	190,478	254,858
Asset Retirement Obligation	2,849,193	2,867,479
Total Liabilities	23,415,261	21,305,255

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized, 2,423,505, and 2,361,154 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	24,235,043	23,611,536
Stockholders' Equity (Deficit):
Common Stock, .001 Par Value, 280,000,000 Shares Authorized, 67,684,188 and 61,876,957 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	67,684	61,876
Additional Paid in Capital	54,550,116	54,447,923
Accumulated Deficit	(88,779,170)	(87,646,402)
Total Stockholders' Equity (Deficit)	(34,161,370)	(33,136,603)
Total Liabilities and Stockholders' Equity (Deficit)	$13,488,934	$11,780,188

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
Oil, NGL and Gas Sales	$458,954	$542,510	$1,447,698	$1,729,129
Supervisory Fees and Other	59,611	7,308	171,577	24,349
Total Revenues	518,565	549,818	1,619,275	1,753,478

Costs and Expenses:
Oil and Gas Lease Operating	367,893	416,199	1,469,988	1,229,177
Depreciation, Depletion and Amortization	57,317	57,027	231,224	301,235
Well Equipment Write Down	-	-	9,840	-
Legal and Accounting	95,667	93,720	368,810	440,130
Marketing	83,391	49,721	230,282	184,040
General and Administrative	384,373	357,465	1,262,542	1,381,282
Total Costs and Expenses	988,641	974,132	3,572,686	3,535,864

Gain (Loss) on Turnkey Drilling	(1,077)	-	1,338,305	627,136

Loss From Operations	(471,153)	(424,314)	(615,106)	(1,155,250)
Other Income (Expense):
Interest Expense	(327)	(2,017)	(1,383)	(6,548)
Gain on Settlement of Accounts Payable	-	-	-	422,614
Other Gain	750	-	112,728	-
Loss Before Income Taxes	(470,730)	(426,331)	(503,761)	(739,184)
Income Tax Provision	-	-	-	-
Net Loss	(470,730)	(426,331)	(503,761)	(739,184)
Less: Preferred Stock Dividend	213,807	206,485	629,007	607,465
Less: Preferred Stock Dividend in Arrears	-	-	-	-
Net Loss available to common stock	$(684,537)	$(632,816)	$(1,132,768)	$(1,346,649)

Shares used in computing Basic Net Loss per share	67,684,188	58,684,345	64,982,535	57,324,997

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Shares used in computing Diluted Net Loss per share	67,684,188	58,684,345	64,982,535	57,324,997
Diluted Net Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(503,761)	$(739,184)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	231,224	301,235
Gain on Turnkey Drilling Programs	(1,338,305)	(627,136)
(Gain) Loss on Settlement of Accounts Payable	-	(422,614)
Well Equipment Write Down	9,840	-
Stock Based Compensation	108,001	395,006
Gain on Other	(112,728)	-
Right of use asset depreciation	8,252	8,241

(Increase) Decrease in:
Other & Revenue Receivables	342,440	(1,396)
Prepaid Expenses and Other Assets	777,558	(794,429)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	278,542	559,443
Royalties Payable	-	(10,480)
Net Cash Used in Operating Activities	(198,937)	(1,331,314)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(4,571,163)	(3,846,773)
Proceeds from Turnkey Drilling Programs	4,572,500	5,445,000
Net Cash Provided by Investing Activities	1,337	1,598,227

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(8,916)	(99,173)
Net Cash Used by Financing Activities	(8,916)	(99,173)

Net Increase (Decrease) in Cash and Cash Equivalents	(206,516)	167,740

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,900,134	4,222,804

Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,693,618	$4,390,544
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$1,383	$1,862
Cash Paid for Taxes	$6,950	$6,750

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)

	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Deficit	Total
	Common Shares	Common Amount	APIC	ACD	Total
December 31, 2021 Balance	56,239,715	$56,239	$54,058,554	$(86,685,036)	$(32,570,243)
Stock Issued in lieu of Compensation	5,637,242	5,637	389,369	-	395,006
Preferred Series B 3.5% Dividend	-	-	-	(607,465)	(607,465)
Net Loss	-	-	-	(739,184)	(739,184)
September 30, 2022 Balance	61,876,957	$61,876	$54,447,923	$(88,031,685)	$(33,521,886)

	Common Shares	Common Amount	APIC	ACD	Total
December 31, 2022 Balance	61,876,957	$61,876	$54,447,923	$(87,646,402)	$(33,136,603)
Cashless Warrant Exercise Issuance	3,266,055	3,266	(3,266)	-	-
Stock Issued in lieu of Compensation	2,541,176	2,542	105,459	-	108,001
Preferred Series B 3.5% Dividend	-	-	-	(629,007)	(629,007)
Net Loss	-	-	-	(503,761)	(503,761)
September 30, 2023 Balance	67,684,188	$67,684	$54,550,116	$(88,779,170)	$(34,161,370)

	Common Shares	Common Amount	APIC	ACD	Total
June 30, 2022 Balance	58,168,793	$58,168	$54,192,625	$(87,398,869)	$(33,148,076)
Stock Issued in lieu of Compensation	3,708,164	3,708	255,298	-	259,006
Preferred Series B 3.5% Dividend	-	-	-	(206,485)	(206,485)
Net Loss	-	-	-	(426,331)	(426,331)
September 30, 2022 Balance	61,876,957	$61,876	$54,447,923	$(88,031,685)	$(33,521,886)

	Common Shares	Common Amount	APIC	ACD	Total
June 30, 2023 Balance	67,684,188	$67,684	$54,550,116	$(88,094,633)	$(33,476,833)
Preferred Series B 3.5% Dividend	-	-	-	(213,807)	(213,807)
Net Loss	-	-	-	(470,730)	(470,730)
September 30, 2023 Balance	67,684,188	$67,684	$54,550,116	$(88,779,170)	$(34,161,370)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION: ACCOUNTING STANDARDS

Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.

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

The consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or for any other period.

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

At September 30, 2023, our consolidated financial statements reflect a working capital deficiency of $7,482,591. We had net losses of $470,730 and $503,761 for the three and nine months ended September 30, 2023, respectively. This indicates that there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Revenue Recognition

A significant portion of our revenues are derived from the sale of crude oil, condensate, natural gas liquids (“NGLs”) and natural gas under spot and term agreements with our customers as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Oil & Condensate Sales	$379,959	302,905	1,087,183	1,118,146
Natural Gas Sales	77,239	236,882	356,083	603,276
NGL Sales	1,756	2,723	4,432	7,707
Total	$458,954	542,510	1,447,698	1,729,129

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

We frequently sell a portion of the working interest in each well we drill, or participate in, to third-party investors and retain a portion of the prospect for our own account. We typically guarantee a cost to drill to the third-party drilling participants and record a loss or gain on the difference between the guaranteed price and the actual cost to drill the well. When monies are received from third parties for future drilling obligations, we record the liability as Turnkey Drilling Obligations. Once the contracted depth for the drilling of the well is reached and a determination as to the commercial viability of the well (typically call “Casing Point Election” or “Logging Point”), the difference in the actual cost to drill and the guaranteed cost is recorded as income or expense depending on whether there was a gain or loss.

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

The amounts due to midstream entities for gathering and processing services are recognized as shipping and handling cost and included as lease operating expense in our consolidated statement of operations, since we make those payments in exchange for distinct services except for natural gas sold to Pacific Gas & Electric where transportation is netted directly against revenue. Under some of our natural gas processing agreements, we have an option to take the processed natural gas and NGLs in-kind and sell to customers other than the processing company. In those circumstances, our performance obligations are complete after delivering the processed hydrocarbons to the customer at the designated delivery points, which may be the tailgate of the processing plant, or an alternative delivery point requested by the customer.

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

	September 30, 2023	December 31, 2022
Cash and Cash Equivalents	$523,619	$1,650,507
Restricted Cash	3,169,999	2,249,627
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$3,693,618	$3,900,134

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

Other Receivables, net

Other receivables, net consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected. The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At September 30, 2023, and December 31, 2022, we maintained an allowance for uncollectable accounts of $2,746,925 and $2,757,549, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At September 30, 2023 and December 31, 2022, we do not have any financial assets measured and recognized at fair value on a recurring basis. We estimate asset retirement obligations (“ARO’s”) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the AROs are based on discounted cash flow projections using numerous estimates, assumptions, and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock, (“Preferred Stock”) has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. The Board of Directors authorized the issuance of the Preferred Stock, for the settlement of dividends accumulated through December 31, 2023. We accrued $213,807 and $206,485 for dividends related to the Preferred Stock for the third quarters of 2023 and 2022, respectively. Each quarter, we charge retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred Stock. For further information regarding the Preferred Stock see Note 3, below.

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

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$5,898,195	$5,712,436
Undeveloped properties	768,710	148,989
Lease and well equipment	3,307,878	3,317,718
	9,974,783	9,179,143

Accumulated depletion, depreciation & amortization	(7,328,514)	(7,142,506)
Net capitalized costs Total Oil & Gas	2,646,269	2,036,637

Equipment and fixtures
Vehicles	40,061	40,061
Furniture and equipment	1,103,362	1,097,428
	1,143,423	1,137,489
Accumulated depreciation	(1,135,124)	(1,133,806)
Net capitalized costs Total Equipment and Fixtures	8,299	3,683
Net capitalized costs Total	$2,654,568	$2,040,320

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

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its’ carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During the nine months ended September 30, 2023, and 2022, no impairment losses were incurred.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. We hold all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At September 30, 2023, and December 31, 2022, we had Deferred Drilling Obligations of $10,140,855 and $8,129,965, respectively.

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

For 2023 and 2022, the board authorized the payment of each quarterly dividend on shares of Preferred Stock, as Paid-In-Kind shares to be paid immediately following the end of the quarter. For the quarter ending September 30, 2023, we accrued 21,380 shares with a value of $213,807. During 2023 and 2022 no cash was used to pay dividends on shares of the Preferred Stock.

NOTE 4 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net Loss	$(470,730)	$(470,730)	$(426,331)	$(426,331)
Less: Preferred Stock Dividend	213,807	213,807	206,485	206,485
Net Loss Attributable to Common Shareholders	(684,537)	(684,537)	(632,816)	(632,816)
Weighted average common shares outstanding	67,684,188	67,684,188	58,684,345	58,684,345
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	67,684,188	67,684,188	58,684,345	58,684,345
Per share:
Loss	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	Nine Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net Loss	$(503,761)	$(503,761)	$(739,184)	$(739,184)
Less: Preferred Stock Dividend	629,007	629,007	607,465	607,465
Net Loss Attributable to Common Shareholders	(1,132,768)	(1,132,768)	(1,346,649)	(1,346,649)
Weighted average common shares outstanding	64,982,535	64,982,535	57,324,997	57,324,997
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	64,982,535	64,982,535	57,324,997	57,324,997
Per share:
Net Loss	$(0.02)	$(0.02)	$(0.02)	$(0.02)

For the nine months ended September 30, 2023 and 2022, we had dilutive securities of 24,235,050 and 26,867,129, respectively. For the three months ended September 30, 2023 and 2022, we had dilutive securities of 24,235,050 and 26,827,162, respectively. In both periods, these securities were not included in the dilutive loss per share, due to their antidilutive nature.

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

NOTE 6 – ISSUANCE OF COMMON STOCK

In April 2023, CIC RMX LP (“CIC”) exercised in full its warrant to purchase shares of our common stock. CIC elected to make a cashless exercise of the warrant and as a result we issued 3,266,055 shares of our common stock to CIC. During the nine months ended September 30, 2023, in lieu of cash payments for board fees, we issued 2,541,176 shares of common stock valued at approximately $108,001 to board members. During the nine months ended September 30, 2022, in lieu of cash payments for salaries and board fees, we issued 5,637,242 shares of common stock valued at approximately $395,006 to an executive officer and board members.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

We measure our allowance for losses on other receivables including, under ASC 326. The following table summarizes the activity in the balance of allowance for credit losses on other receivables for the period indicated:

Balance at December 31, 2022	$2,757,549
Provision for credit loss	-
Write-offs charged against the allowance	10,624
Balance at September 30, 2023	$2,746,925

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2023 and 2022, we had net losses of $503,761 and $739,184, respectively. The decrease in net losses were primarily due to the completion of one oil well in Texas and participating in the drilling and completion of an oil well in the Texas Permian basin where we recognized a gain on turnkey drilling of $1,338,305 for the nine months ended September 30, 2023 compared to $627,136 for the nine months ended September 30, 2022. During the three months ended September 30, 2023 and 2022, we had net losses of $470,730 and $426,331, respectively. The difference was primarily due to lower oil and gas revenues due to lower oil and gas commodity prices during the third quarter 2023.

During the first nine months of 2023, revenues from oil and gas production decreased $281,431 or 16.3%, to $1,447,698 in 2023 from revenues of $1,729,129 during the first nine months of 2022. This decrease was mainly due to lower oil and natural gas commodity prices. The net sales volume of oil and condensate for the nine months ended September 30, 2023, was approximately 14,851 barrels with an average price of $73.20 per barrel, versus 11,330 barrels with an average price of $98.69 per barrel for the nine months of 2022. This represents an increase in net sales volume of 3,521 barrels or 31.1%, which was due to wells completed and put online during the latter half of 2022 and first half of 2023. The net sales volume of natural gas for the nine months ended September 30, 2023, was approximately 101,324 Mcf with an average price of $3.51 per Mcf, versus 99,830 Mcf with an average price of $6.04 per Mcf for the same period in 2022. This represents an increase in net sales volume of 1,494 Mcf or 1.5%. The increase in natural gas production volume was also due to new wells being brought online. For the quarter ended September 30, 2023, revenues from oil and gas production decreased $83,556 or 15.4% to $458,954 from the 2022 third quarter revenues of $542,510. This decrease was also due to lower oil and natural gas commodity prices. The net sales volume of oil and condensate for the quarter ended September 30, 2023, was approximately 4,987 barrels with an average price of $76.19 per barrel, versus 3,143 barrels with an average price of $96.37 per barrel for the third quarter of 2022. This represents an increase in net sales volume of 1,844 barrels or 58.7% for the third quarter in 2023. The net sales volume of natural gas for the quarter ended September 30, 2023, was approximately 33,242 Mcf with an average price of $2.32 per Mcf, versus 34,522 Mcf with an average price of $6.86 per Mcf for the third quarter of 2022. This represents a decrease in net sales volume of 1,280 Mcf or 3.7% for the third quarter in 2023.

Oil and natural gas lease operating expenses increased by $240,811 or 19.6%, to $1,469,988 for the nine months ended September 30, 2023, from $1,229,177 for the same period in 2022. This increase was mainly due to higher well equipment and supplies costs in order to increase production primarily on our Texas Jameson wells. For the third quarter in 2023, lease operating expenses decreased $48,306 or 11.6% from the same quarter in 2022, mainly due to lower workover costs in our Texas Jameson field during the third quarter in 2023.

The aggregate of supervisory fees and other income was $171,577 for the nine months ended September 30, 2023, an increase of $147,228 from $24,349 during the same period in 2022. During the third quarter 2023, supervisory fees and other income increased $52,303 when compared to the quarter in 2022. These increases were mainly due to increases in water disposal recovery income as we converted an existing non-producing oil well into a water injection well in order to reduce water disposal hauling costs paid to outside vendors.

Depreciation, depletion and amortization expense decreased to $231,224 from $301,235, a decrease of $70,011 or 23.2% for the nine months ended September 30, 2023, as compared to the same period in 2022. During the third quarter 2023, depreciation, depletion and amortization expenses increased $290 or 0.5%. The depletion rate is calculated using production as a percentage of reserves. The decrease in depletion expense was due to an increase in expected recoverable reserves which decreased the depletion rate.

At September 30, 2023, Royale Energy had a Deferred Drilling Obligation of $10,140,855. During the first nine months of 2023, we removed $2,561,610 of drilling obligations as we completed one oil well in our Texas Jameson field and participated in the drilling and completion of an oil well in the Texas Permian basin, while incurring expenses of $1,223,305, resulting in a gain of $1,338,305. At September 30, 2022, Royale Energy had a Deferred Drilling Obligation of $10,084,011. During the first nine months of 2022, we disposed of $3,185,928 of drilling obligations upon completing one oil well in Texas and participated in the drilling and completion of two oil wells in southern California, while incurring expenses of $2,558,792, resulting in a gain of $627,136.

General and administrative expenses decreased by $118,740 or 8.6% from $1,381,282 for the nine months ended September 30, 2022 to $1,262,542 for the same period in 2023. This decrease was mainly due to lower employee related expenses due to cost reduction measures during the period in 2023. For the third quarter 2023, general and administrative expenses increased $26,908 or 7.5% when compared to the same period in 2022, mainly due to higher employee related insurance expenses and outside services during the quarter in 2023. For the first nine months of 2023, marketing expenses increased $46,242 or 25.1% to $230,282, compared to $184,040 for the first nine months of 2022. For the third quarter 2023, marketing expenses increased $33,670 or 67.7% when compared to the third quarter in 2022. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $368,810 for the nine-month period in 2023, compared to $440,130 for the same period in 2022, a $71,320 or 16.2% decrease. This decrease during the period in 2023 was primarily due to higher fees related to the conversion of our accounting software during the period in 2022. For the third quarter 2023, legal and accounting expenses increased $1,947 or 2.1%, when compared to the third quarter in 2022.

During the nine months ended September 30, 2023, we recorded a gain on other of $54,975 as we reconciled employee related items previously recorded as liabilities. We also recorded a gain on other of approximately $57,000 on our share of prior years property tax refunds received by RMX Resources, LLC during the period in 2023. During the nine months ended September 30, 2022, we recorded a gain of $422,614 on settlement of accounts payable for a reduced amount.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2023, we had current assets totaling $9,970,189 and current liabilities totaling $17,452,780, a $7,482,591 working capital deficit. We had $523,619 in cash and $3,169,999 in restricted cash at September 30, 2023, compared to $1,650,507 in cash and $2,249,627 in restricted cash at December 31, 2022.

In accordance with ASC 480-10-S99, we reclassified the Series B Convertible Preferred Stock from Permanent Equity to Mezzanine capital as a result of the change in voting rights provided at the time of issuance. For more information, see Note 3 – Series B Convertible Preferred Stock.

At September 30, 2023, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $1,029,774 compared to $943,633 at December 31, 2022, a $86,141 increase. This increase was mainly due to accounts receivables from direct working interest owners for lease operating expenses to increase production volumes on our Texas Jameson wells. At September 30, 2023, revenue receivable was $273,356, a decrease of $428,581, compared to $701,937 at December 31, 2022, due to lower commodity prices during the third quarter in 2023. At September 30, 2023, our accounts payable and accrued expenses totaled $5,702,296 a decrease of $173,467 from the accounts payable at December 31, 2022 of $5,528,829, which was mainly due to lower revenue payables due to the lower commodity prices during the period in 2023.

We have had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $7,482,591 and an accumulated deficit of $88,779,170. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If we are unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on our business, results of operations, financial position and liquidity. Management has plans to continue to increase revenues by making commitments to participate with industry partners in drilling wells in the Permian basin and will also continue to drill and workover wells in our Texas Jameson field. We are also looking for possible ways to increase production on some of our California natural gas wells.

Operating Activities. Net cash used in operating activities totaled $198,937 and $1,331,314 for the nine months ended September 30, 2023 and 2022, respectively. This difference in cash used was mainly due to lower revenue receivables, due to lower commodity prices in 2023, and lower accounts payable during the period in 2023 when compared to higher revenue receivables and accounts payables during the period in 2022.

Investing Activities. Net cash provided by investing activities totaled $1,337 and $1,598,227 for the nine months ended September 30, 2023, and 2022, respectively. During the nine-month period in 2023, we received approximately $4.6 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $4.6 million as we drilled and completed one Texas well and participated in the drilling and completing of another Texas well in the Permian basin. Additionally, we are participating in the drilling of in progress wells, one in Southern California and three in the Permian basin. During the nine-month period in 2022, we received approximately $5.4 million in direct working interest investor turnkey drilling investments while our drilling expenditures were approximately $3.8 million as we drilled and completed one Texas well and participated in the drilling and completing of two southern California oil wells.

Financing Activities. Net cash used in financing activities totaled $8,916 and $99,173 for the nine months ended September 30, 2023, and 2022, respectively. During the periods in 2023 and 2022, the totals were used for principal payments on our notes payable and financing lease payments.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the actions described above, that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: November 13, 2023	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: November 13, 2023	/s/ Ronald Lipnick
Ronald Lipnick, Interim Chief Financial Officer