Form 10-K
period 2023-12-31
Royale Energy, Inc.
filed 2024-04-12
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023	Commission File No. 000-055912

ROYALE ENERGY, INC.

(Name of registrant in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At June 30, 2023, the end of the registrant’s most recently completed second fiscal quarter; the aggregate market value of Common Stock held by non-affiliates was $1,987,037.

At March 12, 2024, 71,863,829 shares of the registrant’s Common Stock were outstanding.

ROYALE ENERGY, INC.

PART I

Item 1 Description of Business

Royale Energy, Inc. (“Royale” or the “Company”) is an independent oil and natural gas producer incorporated under the laws of Delaware. Royale’s principal lines of business are the production and sale of oil and natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale. Royale was incorporated in Delaware in 2017 and is the successor by merger (as described below) to Royale Energy Funds, Inc., a California corporation formed in 1983. On December 31, 2023, Royale and its consolidated subsidiaries had 10 full time employees.

Royale Business

Royale and its subsidiaries own wells, leases, and proved and non-proved reserves of oil and gas located mainly in Mitchell County and Ector County, Texas and in the Sacramento Basin and San Joaquin Basin in California, as well as in, Oklahoma. Royale also owns an overriding royalty interest in a discovery in Alaska. Royale usually sells a portion of the working interest in each well it drills or participates in to third-party participants and retains a portion of the prospect for its own account. Selling part of the working interest to others allows Royale to reduce its drilling risk by owning a diversified inventory of properties with less of its own funds invested in each drilling prospect, than if Royale owned all the working interest and paid all drilling and development costs of each prospect itself. Royale generally sells working interests in its prospects to accredited investors in exempt securities offerings. The prospects are typically bundled into multi-well investments, which permit the third-party investors to diversify their investments by investing in several wells at once instead of investing in single well prospects.

During its fiscal year ended December 31, 2023, Royale continued to explore and develop oil and natural gas properties with concentration in Texas. In 2023, Royale drilled and completed one well and participated in the drilling of three wells, two of which were commercially productive and one that was a dry hole. Royale’s estimated total reserves were approximately 1.8 and 3.4 BCFE (billion cubic feet equivalent) at December 31, 2023 and 2022, respectively. According to the reserve reports furnished by Netherland, Sewell & Associates, Inc., Royale’s independent petroleum engineers, the net reserve value of its proved developed and undeveloped reserves was approximately $10.7 million at December 31, 2023, based on the average Henry Hub natural gas price spot price of $2.637 per MCF and for oil volumes, the average West Texas Intermediate price of $78.21 per barrel as applied on a field-by-field basis. Netherland, Sewell & Associates, Inc. supplied reserve value estimates for the Company’s California, Texas, and Oklahoma properties.

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

Our standardized measure of discounted future net cash flows at December 31, 2023, was estimated to be $4,471,896. This figure was calculated by subtracting our estimated future income tax expense from the net reserve value of proved developed and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows. A detailed calculation of our standardized measure of discounted future net cash flow is contained in Note 15 to our Financial Statements, Supplemental Information about Oil and Gas Producing Activities (Unaudited) – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities.

Royale reported a gain on turnkey drilling in connection with the drilling of wells on a “turnkey contract” basis in the amount of $2,107,500 for the year ended December 31, 2023. For the year ended December 31, 2022, Royale reported a gain on turnkey drilling in the amount of $1,726,414.

In addition to Royale’s own staff, Royale hires independent contractors to drill, test, complete and equip the wells that it drills. Approximately 98% of Royale’s total revenue for the year ended December 31, 2023, came from sales of oil and natural gas from production of its wells in the amount of $2,114,026. In 2022, this amount was $2,611,222, which represented 98.8% of Royale’s total revenues for the respective periods presented. See Note 2 to our Financial Statements.

Plan of Business

Royale acquires interests in oil and natural gas reserves and sponsors private joint ventures. Royale believes that its stockholders are better served by diversification of its investments among individual drilling prospects. Through its private placement sale of working interest in certain oil and gas properties, Royale can acquire interests and develop oil and natural gas properties with greater diversification of risk and still receive an interest in the revenues and reserves produced from these properties. By selling some of its working interest in most projects, Royale decreases the amount of its investment required in the projects and diversifies its oil and gas property holdings, to reduce the risk of concentrating a large amount of its capital in a few projects that may not be successful.

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

Although Royale does not usually address whether investors have a right to participate in subsequent wells in the same area of interest as a proposed well, it is the Company’s policy to offer to investors in a successful well the right to participate in subsequent wells at the same percentage level as their working interest investment in the prior successful well.

Our policy for turnkey drilling agreements is to recognize a gain on turnkey drilling programs after our obligations have been fulfilled, and a gain is only recorded when funds received from participants are in excess of all costs we incur during the drilling programs (e.g., lease acquisition, exploration and development costs), including costs incurred on behalf of participants and costs incurred for its own account. See Note 1 to our Financial Statements, at page F-8.

Once commenced, drilling is generally completed within 10-30 days. Royale maintains internal records of the expenditure of each investor’s funds for drilling projects.

Royale generally operates the wells it completes. As operator, we receive fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements. For the year ended December 31, 2023, Royale charged overhead from the operation of the wells in the amount of $401,233 for the year, which were an offset to general and administrative expenses. In 2022, the amount was $355,681. At December 31, 2023, Royale operated wells in California and Texas. Royale also has non-operating interests in wells in California, Texas, and Oklahoma.

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

Item  1B  Unresolved Staff Comments

None.

Item  1C  Cybersecurity

Risk Management and Strategy

The Company’s cybersecurity environment is led by our information technology (IT) contractor, which, in addition to cybersecurity matters, oversees the Company’s IT infrastructure.  The IT contractor is responsible for monitoring and managing the security of the Company's corporate network and enterprise systems, including technical controls, and safety protocols and responding to security threats.

The Company maintains a cybersecurity risk management program that establishes safeguards for protecting the confidentiality, integrity, and availability of our data, technology, and information systems. The program includes general controls for managing changes in and access to the Company’s IT environment, cybersecurity awareness and training to help employees identify and mitigate against cybersecurity threats, cybersecurity incident response plans and third-party incident response retainers to help expedite the Company’s response in the event of a cybersecurity incident.

The Company’s IT contractor is primarily responsible for the day-to-day operation of the Company’s cybersecurity program and for identifying cybersecurity threats and incidents and managing the material risks associated with the cybersecurity threats. The Company’s IT contractor engages third-party vendors and cybersecurity consortiums periodically for cybersecurity-related guidance and certifications.  In the event of a cybersecurity incident, the Company’s process calls for the IT contractor, Chief Executive Officer and Chief Financial Officer, work to assess and respond to the incident and provide briefings to the Audit Committee of the Board of Directors.

The Audit Committee is responsible for providing oversight over management's processes to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate any incidents. The Audit Committee also reports material cybersecurity risks to the Board. We believe this risk management process provides visibility and oversight to allow the Board and executive leadership team to make timely, data-driven decisions ensuring that the Company, its employees, investors, and partners are adequately protected.

As of and for the year ended December 31, 2023, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Item 2 Description of Property

Since 1993, Royale had concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California. In the last few years it has moved its focus to Mitchell County and Ector County, Texas. In 2023, Royale drilled one developmental oil well in Texas and participated in the drilling of two successful oil wells in Texas and one dry hole in southern California.

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

Following is a discussion of Royale’s significant oil and natural gas properties. Reserves at December 31, 2023, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc., registered professional petroleum engineers, in accordance with reports submitted to Royale on February 12, 2024.

California

Royale owns interests in nine gas fields with locations ranging throughout the Sacramento Basin in California. At December 31, 2023, Royale operated 12 wells and owns interests in 13 non-operated gas wells in Northern California and 8 non-operated oil wells in Southern and Central California. Our California estimated total proven, developed, and undeveloped net reserves are approximately 0.350 BCFE, according to Royale’s independently prepared reserve report as of December 31, 2023.

Texas

At December 31, 2023, Royale owned and operated interests in 26 oil wells in its Jameson field. Additionally, Royale owns interests in four non-operated oil wells in the Permian Basin in Texas and three non-operated gas wells, two located in Oklahoma and one located in Texas. Our Texas estimated total proven, developed, and undeveloped net reserves are approximately 235.4 MBOE, according to Royale’s independently prepared reserve report as of December 31, 2023.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2023, Royale owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	2,401.02	1,784.84	3,097.25	996.80
All Other States	7,465.00	7,465.00	0.00	0.00
Total	9,866.02	9,249.84	3,097.25	996.80

Gross and Net Productive Wells

As of December 31, 2023 and 2022, Royale owned interests in the following oil and gas wells in both gross and net acreage:

	2023		2022
	Gross Wells	Net Wells	Gross Wells	Net Wells
Natural Gas	28	10.8831	29	11.1752
Oil	38	20.8226	33	20.3997
Total	66	31.7057	62	31.5749

Drilling Activities

The following table sets forth Royale’s drilling activities during the years ended December 31, 2023 and 2022. All wells are located in the Continental U.S., in California and Texas.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2022	Exploratory	0	0	0	0	0
	Developmental	7	7	0	1.6781	0

2023	Exploratory	0	0	0	0	0
	Developmental	4	3	1	0.3321	0.5679

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

	2023	2022
Net volume
Oil (BBL)	22,399	18,015
Gas (MCF)	128,160	135,136
MCFE	262,554	243,226

Average sales price
Oil (BBL)	$74.27	$91.86
Gas (MCF)	$3.47	$7.01

Net production costs and taxes	$1,731,670	$1,928,521

Lifting costs (per MCFE)	$6.60	$7.93

Reserve Estimates

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. Our internal processes and controls surrounding this process are routinely tested. We also retain outside independent engineering firms to prepare estimates of our Proved Reserves. Management reviews and approves our reserve estimates, whether prepared internally or by third parties. Our Chief Executive Officer oversaw our outside independent engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”), in connection with the preparation of their estimates of our Proved Reserves as of December 31, 2023. We also regularly communicate with NSAI throughout the year regarding technical and operational matters critical to our reserve estimations. Our Chief Executive Officer, with input from other members of management, is responsible for the selection of our third-party engineering firms and review of the reports generated. Our Chief Executive Officer has over 41 years of experience in the oil and natural gas industry and is a graduate of the University of Oklahoma with a degree in Chemical Engineering. During his career, he has had various relevant responsibilities in technical and leadership roles including asset management, drilling and completions, production engineering, reservoir engineering and reserves management, economic evaluations, and field development in U.S. onshore projects. The third-party engineering reports are also provided to the Audit Committee.

Net Proved Oil and Natural Gas Reserves

Category	Oil (MBBL)	Natural Gas (MMCF)
PROVED
Developed:
California	32.820	153.050
Texas	105.240	186.780
All other states	-	18.110
Undeveloped:
California	-	-
Texas	79.720	115.600
All other states	-	-
TOTAL PROVED	217.780	473.540
Prices used:	$78.21	$2.64

As of December 31, 2023, Royale had proved developed reserves of 357,940 MCF and total proved reserves of 473,540 MCF of natural gas. For the same period, Royale also had proved developed oil and natural gas liquid combined reserves of 138,060 BBL and total proved oil and natural gas liquid combined reserves of 217,780 BBL.

As of December 31, 2022, Royale had proved developed reserves of 942,000 MCF and total proved reserves of 1,133,300 MCF of natural gas. For the same period, Royale also had proved developed oil and natural gas liquid combined reserves of 182,000 BBL and total proved oil and natural gas liquid combined reserves of 372,300 BBL.

During 2023, our overall proved developed and undeveloped oil reserves decreased by 41.5% and our previously estimated proved developed and undeveloped oil reserve quantities were revised downward by approximately 185 thousand barrels. This downward revision was mainly the result of a decrease in proved undeveloped oil reserves from drilling locations which the Company had previously estimated. Our overall proved developed and undeveloped natural gas reserves decreased by 58.2% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 720 thousand cubic feet of natural gas. This downward revision was mainly the result of a decrease in proved undeveloped natural gas reserves from drilling locations which the Company had previously estimated.

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

Item 4 Mine Safety Disclosures

Not Applicable

PART II

Item 5 Market for Common Equity and Related Stockholder Matters

There is no established trading market for Royale’s Common Stock, which is quoted on the OTC QB Market under the symbol “ROYL.” As of December 31, 2023, 70,564,188 shares of Common Stock were held by approximately 3,052 stockholders. As of December 31, 2022, 61,876,957shares of Royale’s Common Stock were held by approximately 3,258 stockholders. The following table reflects the high and low quarterly bid prices as reported on the OTC QB Market from January 2022 through December 2023:

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2022	$0.14	$0.03	$0.10	$0.06	$0.08	$0.06	$0.07	$0.05
2023	$0.06	$0.04	$0.06	$0.04	$0.05	$0.03	$0.04	$0.02

The OTC QB Market is not an exchange, and any over the counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Transfer Agent

The Company utilizes the independent transfer agent services of American Stock Transfer & Trust Company as its transfer agent.

Dividends

The Board of Directors did not issue cash dividends in either 2023 or 2022. The Board of Directors did declare dividends during 2023 and 2022 on the preferred stock to be Paid In Kind (“PIK”) of 84,470 and 81,580 shares with a respective par value of $844,700 and $815,772, as more fully set forth in Note 5 to our Financial Statements.

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

Impairment analyses are generally based on proved reserves. An asset group would be impaired if the undiscounted cash flows were less than its’ carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During 2023 and 2022, impairment losses of $ 1,599,001  and $0, respectively, were recorded on various capitalized lease and land costs where the carrying value exceeded the fair value or where the leases were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. The Company records a liability for all funds invested as deferred drilling obligations until each individual well is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At December 31, 2023 and 2022, Royale had deferred drilling obligations of $9,761,927 and $8,129,965 respectively.

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

Going Concern

At December 31, 2023, the Company has an accumulated deficit of $90,323,289, a working capital deficiency of $7,184,318 and a stockholders’ deficit of $35,633,489. As a result, our financial statements include a “going concern qualification” reflecting substantial doubt as to our ability to continue as a going concern. See Note 1 to our audited financial statements. We do not possess funds necessary to implement our 2024 budget. Royale is continuing its drilling efforts with its direct working interest owners. In addition, we are exploring commitments to provide additional financing, but there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, needed to fully fund our 2024 drilling budget and to support future operations.

Results of Operations for the Year Ended December 31, 2023, as Compared to the Year Ended December 31, 2022

For the year ended December 31, 2023, we had a net loss of $1,832,187 compared to the net loss of $145,594 during the year in 2022. Total revenues from operations in 2023 were $ 2,160,594, a decrease of $ 481,943 or 18.2%, from the total revenues of $2,642,537 in 2022, due to lower oil and natural gas commodity prices during 2023. Total expenses for operations in 2023 were $6,211,039, an increase of $1,112,761 or 21.8%, from total expenses of $5,098,278 in 2022, mainly due to higher lease impairments during 2023.

During the year ended 2023, revenues from oil and gas production decreased $497,196 or 19.0% to $ 2,114,026 from the 2022 revenues of $2,611,222. This decrease was mainly due to lower commodity prices realized for the sale of oil and gas in 2023. The net sales volume of oil and condensate for the year ended December 31, 2023 was approximately 22,399 barrels of oil with an average price of $74.27 versus approximately 18,015 barrels with an average price of $91.86 per barrel, in 2022. This represents an increase in net sales volume of approximately 4,384 barrels or 24.3%, which was due to wells completed and put online in 2023 and the latter half of 2022. The net sales volume of natural gas for the year ended December 31, 2023, was approximately 128,160 Mcf with an average price of $3.47 per Mcf, versus 135,136 Mcf with an average price of $7.01 per Mcf for the year in 2022. This represents a decrease in net sales volume of approximately 6,976 Mcf or 5.2%. The decrease in natural gas production volume was due to lower production volumes on existing wells due to natural declines.

Oil and natural gas lease operating expenses decreased by $196,851 or 10.2%, to $1,731,670 for the year ended December 31, 2023, from $1,928,521 for the year in 2022. This decrease was due to the receipt of water disposal recovery fees received in 2023 as we converted an existing non-producing oil well into a water injection well to reduce water disposal hauling costs paid to outside vendors. When measuring lease operating costs on a production or lifting cost basis, in 2023, the $1,731,670 equates to a $6.60 per Mcfe lifting cost versus a $7.93 per Mcfe lifting cost in 2022, due to the receipt of the water disposal fees and higher oil production volumes in 2023.

The aggregate of Supervisory Fees and Other Revenue was $46,568 for year ended December 31, 2023, an increase of $15,253 or 48.7% from $31,315 during the year in 2022. This increase was mainly due to higher interest income received in 2023 due to our higher cash balances.

Depreciation, depletion and amortization expense decreased to $346,866 from $575,909, a decrease of $229,043 or 39.8% for the year ended December 31, 2023, as compared to the year in 2022. The depletion rate is calculated using production by comparing capitalized cost to the recoverable reserves remaining. The decrease in depreciation expense was mainly due to a lower asset base due to impairments mainly on our California natural gas wells.

General and administrative expenses decreased by $83,182 or 4.6% from $1,808,197 for the year ended December 31, 2022, to $1,725,015 for the year in 2023. This decrease was due to lower employee related expenses due to cost reduction measures during 2023. Legal and accounting expense decreased to $435,372 for in 2023, compared to $526,550 in 2022, a $91,178 or 17.3% decrease. This decrease was primarily due to higher outside accounting fees in 2022, mainly related to conversion of our accounting software. Marketing expense for the year ended December 31, 2023, increased $91,324, or 35.3%, to $350,425, compared to $259,101 for the year in 2022. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

At December 31, 2023, Royale had a Deferred Drilling Obligation of $9,761,927. During 2023, we removed $6,228,038 of drilling obligations as we completed one oil well in our Texas Jameson field and participated in drilling and completion of two successful oil wells in the Texas Permian basin and one dry well in southern California, while incurring expenses of $4,120,538, resulting in a gain of $2,107,500. At December 31, 2022, Royale had a Deferred Drilling Obligation of $8,129,965. During 2022, we removed $7,027,474 of drilling obligations as we completed five oil wells in Texas and participated in the drilling and completion of two wells in southern California, while incurring expenses of $5,301,060, resulting in a gain of $1,726,414.

During 2023, we recorded lease impairments of approximately $1.6 million on lease and land costs in our California natural gas fields where the carrying value exceeded the fair value. No lease impairments were recorded in 2022. During 2023, we recorded a gain on other of $54,975 as we reconciled employee related items previously recorded as liabilities. In 2023, we also recorded a gain on other of approximately $57,000 on our share of prior years property tax refunds received by RMX Resources, LLC. During 2023, we recorded a write down of $22,690 on certain well equipment that were either written down to their current market value or written off as they were no longer useable. During the year in 2022, we recorded a gain of $422,614 on settlement of accounts payable for a reduced amount. During 2022, we also recorded a gain on other of $163,571, mainly due to the receipt of Employee Retention Credit (ERC) payroll tax refunds from the Internal Revenue Service. During the year in 2022, we recorded a gain of $422,614 on settlement of accounts payable for a reduced amount.

Interest expense for the year ended December 31, 2023 and 2022, were $1,970 and $2,452 respectively.

In 2023 and 2022, we did not have an income tax expense due to the use of a percentage depletion carryover valuation allowance created from the current and past operations resulting in an effective tax rate less than the new federal rate of 21% plus the relevant state rates (mostly California, 8.8%).

Capital Resources and Liquidity

At December 31, 2023, Royale had current assets totaling $9,669,618 and current liabilities totaling $16,853,936, a $7,184,318 working capital deficit. We had cash and cash equivalents at December 31, 2023 of $2,202,521 and restricted cash of $3,325,000 compared to cash and cash equivalents of $1,650,507 and restricted cash of $2,249,627 at December 31, 2022.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations. We believe there is some doubt that the Company has the ability to meet liquidity demands through cash-flow from operations. In that event, the Company will seek alternative capital sources through additional sales of equity or debt securities, or the sale of property, which may not be available at all, or on terms we deem reasonable. We have plans to increase oil and gas revenue with commitments to participate in the drilling and completion of several non-operated wells in the Permian Basin in Texas.

At December 31, 2023, our other receivables net, which consists of joint interest billing receivables from direct working interest participants and industry partners, totaled $1,036,401, compared to $943,633 at December 31, 2022, a $92,768 increase. This increase was mainly due higher accounts receivables from direct working interest owners for lease operating expenses to increase production volumes mainly in our Texas Jameson field. At December 31, 2023, revenue receivable was $878,378, an increase of $176,441, compared to $701,937 at December 31, 2022, due to higher production volumes as two new non-operated wells came online at year end 2023. At December 31, 2023, our accounts payable and accrued expenses totaled $5,482,074, a decrease of $46,755 from the accounts payable at December 31, 2022 of $5,528,829, mainly due to payments on accounts payable at year end 2023.

We have not engaged in hedging activities nor do we use derivative instruments to manage market risks.

Operating Activities. For the years ended December 31, 2023 and 2022, cash used in operating activities totaled $769,919 and $2,809,788, respectively. This $2,039,869 decrease in cash used was primarily due to a decrease in prepaid drilling costs during the period in 2023 due to participating in the drilling of four non-operated Texas oil wells which were prepaid in 2022 and drilled and completed in 2023.

Investing Activities. Net cash provided by investing activities totaled $2,409,291 and $2,608,871 for the years ended December 31, 2023 and 2022, respectively. The difference was due to cash receipts of approximately $7.9 million in 2023 and $7.3 million in 2022 in direct working interest turnkey investments. During 2023, our turnkey drilling expenditures were approximately $5.5 million as we drilled and completed one oil well in our Texas Jameson field and participated in the drilling and completion of two Texas oil wells in the Permian basin and the drilling one California oil well. During 2022, our turnkey drilling expenditures were approximately $4.7 million as we drilled and completed five oil wells in Texas and participated in the drilling of two California oil wells.

Financing Activities. Net cash used in financing activities totaled $11,985 and $121,753 for the years ended December 31, 2023 and 2022, respectively. During 2023 we had financing lease payments of $11,985. During 2022, we had note payable and financing lease payments of $121,753.

Changes in Reserve Estimates

During 2023, our overall proved developed and undeveloped oil reserves decreased by 41.5% and our previously estimated proved developed and undeveloped oil reserve quantities were revised downward by approximately 185 thousand barrels. This downward revision was mainly the result of a decrease in proved undeveloped oil reserves from drilling locations which the Company had previously estimated. Our overall proved developed and undeveloped natural gas reserves decreased by 58.2% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 720 thousand cubic feet of natural gas. This downward revision was mainly the result of a decrease in proved undeveloped natural gas reserves from drilling locations which the Company had previously estimated. See Note 15 – Supplemental Information About Oil and Gas Producing Activities (Unaudited), to our Financial Statements.

During 2022, our overall proved developed and undeveloped natural gas reserves decreased by 76.4% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 1.3 million cubic feet of natural gas. This downward revision was mainly the result of a decrease in proved undeveloped oil reserves from drilling locations which the Company had previously estimated. See Note 15 – Supplemental Information About Oil and Gas Producing Activities (Unaudited)to our Financial Statements.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness that is described below.

Material Weakness and Remediation

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our 2019 consolidated financial statements, management identified a material weakness that existed because we did not maintain effective controls over our financial close and reporting process, and concluded that the financial close and reporting process needed additional formal procedures to ensure there are appropriate reviews over all financial reporting analysis. Management has also identified a material weakness that existed due to the lack of segregation of duties and controls, including user access, regarding our financial reporting system. Updated procedures have been implemented through the close process for the year ended December 31, 2023, but the material weakness on our financial close and reporting process was not alleviated. We will continue to monitor these throughout 2024 to be able to fully assess whether the procedures and controls are effective.

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

Changes in Internal Control over Financial Reporting

Other than the remedial activities described above, no changes in our internal control over financial reporting occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

All of our directors serve one-year terms from the time of their election to the time their successor is elected and qualified. The following information is furnished with respect to each director and executive officer who served as such during the fiscal year ended December 31, 2023:

Name	Age	First Became Director or Executive Officer	Positions Held
Chris Parada (1) (2)(3)(4)	53	2021	Chairman of the Board
Jonathan Gregory (1)(2)(3)(4)	59	2014	Vice-Chair of the Board of Directors
Johnny Jordan	63	2018	Chief Executive and Operating officer and Director
John Sullivan (1)(2)(3)(4)	65	2021	Director
Jeff Kerns (1) (2)(3)(4)	67	2021	Director
Stephen Hosmer	57	1995	Director

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

Chris Parada – Chairman of the Board

Mr. Parada currently serves as Managing Director – Energy Finance for Cornerstone Capital Bank, a position he has held since January 2023. Cornerstone is a privately held financial institution with almost $2.0 billion in assets and over $325 million of regulatory capital. From April 2021 through December 2022, Mr. Parada was Vice President of Business Development for Finergy Capital/EnRes Resources, an alternative investment fund providing structured capital solutions to upstream oil and gas companies.  For over 25 years Mr. Parada was an energy banker, most recently, as Managing Director - Head of Energy Finance for Legacy Texas Bank (2013-2019) where he started and built the Energy Finance team for Legacy Texas. While at Legacy Texas, Mr. Parada and the team successfully closed over $1.5 billion in transactions while he managed a team of seven professionals. Mr. Parada graduated in 1993 from Texas A&M University with a B.B.A. in Finance.

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

John Sullivan – Director

Mr. Sullivan first became a director and served as the Chairman of the Board from 2021 to 2023. Mr. Sullivan is the President of LTD Consulting Services LLC, which provides consulting and management services to private and public companies in the US and SE Asia, a position he has held since 2017. Previously, he held the position of Sr. Director at MMI International, a privately held, global supplier to the Data Storage, Aerospace and Oil and Gas industries from 2011-2017. In this role, he oversaw the sales and global operations for the Precision Forming Group, a division of MMI, with $250 million in annual sales.

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

At the end of 2023, the members of the audit committee were John Sullivan (Chair), Jeff Kerns, Chris Parada and Jonathan Gregory.

In 2023 there were four meetings of the audit committee, at which all members participated.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors and executive officers. The code is posted on our website, www.royl.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale’s directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale with copies of all such reports they file. The following Form 4’s for common stock issued to current and former board members were filed late or are in process of being filed, each of these filings consisted of two transactions that occurred in 2022, and two transactions that occurred in 2023:

Form 4 2022 Common Stock Issuance - Late Filings:

Recipient	Shares issued 2022	Shares issued 2023	Form 4 Filing Status
Jonathan Gregory		903,529	In Process
John Sullivan	262,950	1,204,706	In Process
Chris Parada	262,950	1,204,706	In Process
Jeffrey Kerns	197,799	903,529	In Process
Stephen Hosmer	187,038	1,204,706	In Process
CIC RMX LP		3,266,055	In Process

Item 11 Executive Compensation

The following table summarizes the compensation of the chief executive officer, chief financial officer and the one other most highly compensated non-executive employee of Royale and its subsidiaries during the past three years.

SUMMARY COMPENSATION TABLE

	Year	Salary (3)	Bonus	Option Awards	All Other Compensation (1)	Total
Johnny Jordan (2)(3)(4)	2023	$255,769	$-	$-	$11,328	$267,097
(CEO)	2022	$255,769	$-	$-	$9,327	$265,096

Donald Hosmer	2023	$185,175	$84,475	$-	$18,930	$288,580
(Business Development)	2022	$191,925	$102,975	$-	$19,032	$313,932

Stephen Hosmer (5)	2023	$-	$-	$-	$40,900	$40,900
(Former CFO)	2022	$67,210	$-	$-	$58,355	$125,656

Ronald Lipnick	2023	$194,654	$10,500	$-	$5,840	$210,994
(CFO)	2022	$181,654	$15,000	$-	$6,017	$202,671

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
(3) Mr. Jordan became CEO of the Company in January 2019. Mr. Jordan joined the Company upon the merger with the Matrix entities on March 7, 2018.
(4) There was no compensation paid to Mr. Johnny Jordan for performance (Pay Versus Performance).
(5) Includes 6,000 shares owned by Stephen M. Hosmer's minor children.

In 2023, Johnny Jordan received a salary of $255,769. He did not receive any bonus or option awards. His additional compensation amounted to $11,328, resulting in a total compensation of $267,097. In 2022, his salary remained the same at $255,769. There were no bonuses or option awards, but he received additional compensation of $9,327, bringing his total compensation to $265,096.

For 2023, Donald Hosmer’s salary was $185,175. He received a bonus of $84,475 but no option awards. His additional compensation was $18,930, resulting in a total compensation of $288,580. In 2022, his salary was $191,925, with a bonus of $102,975. Like 2023, there were no option awards, but his additional compensation amounted to $19,032, resulting in a total compensation of $313,932.

Ronald Lipnick’s 2023 salary was $194,654. He received a bonus of $10,500 and no option awards. His additional compensation was $5,840, resulting in a total compensation of $210,994. In 2022, his salary was $181,654, with a bonus of $15,000. There were no option awards, but his additional compensation amounted to $6,017, resulting in a total compensation of $202,671.

Stock Options and Equity Compensation; Outstanding Equity Awards at Fiscal Year End

No unvested stock awards were outstanding at the end of 2023.

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

The elements of executive compensation at Royale consist mainly of cash salary and, if appropriate, a cash bonus at yearend. The compensation committee makes recommendations to the board of directors annually on the compensation of the three top executives: Johnny Jordan, Chief Executive Officer, Donald H. Hosmer, Business Development, and Ronald Lipnick, Chief Financial Officer.

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

Bonus. The compensation committee meets annually to determine the quantity, if any, of the cash bonuses of executive officers. The amount granted is based, subjectively, upon the Company’s stock price performance, earnings, revenue, reserves and production. The committee does not use quantifiable metrics for these criteria; but rather uses each in balance to assess the strength of the Company’s performance. The committee believes that formulaic approaches to cash incentives can foster an unhealthy balance between short-term and long-term goals. No cash bonuses were paid to executive officers in 2023 or 2022, other than those listed for Donald Hosmer in the table above.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid (“CAP”) and certain financial performance of our company.

Year	Summary Compensation Table Total for Principal Executive Officer (“PEO”)	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO Named Executive Officers (“NEOs”)	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based on Total Shareholder Return	Net Income (loss)
(a)	(b)	(c)	(d)	(e)	(f)	(h)
2023	$450,423	$518,991	$185,175	$288,580		$(1,832,187)
2022	$504,633	$593,332	$191,925	$313,932		$(145,594)
2021	$639,392	$670,371	$185,176	$235,706		$(3,598,418)

Compensation of Directors

In 2023, board members or committee member accrued or received fees for attendance at board meetings or committee meetings during the year. In addition to cash payments, Common Stock was issued in lieu of compensation or reimbursements. Royale also reimbursed directors for the expenses incurred for their services.

The following table describes the compensation paid to our directors who are not also named executives for their services in 2023.

Name	Fees paid in Cash or Common Stock	Stock awards	Option awards	All Other Compensation	Total
John Sullivan	$52,000	$-	$-	$-	$52,000
Chris Parada	$52,000	$-	$-	$-	$52,000
Jeff Kerns	$39,000	$-	$-	$-	$39,000
Stephen Hosmer	$52,000	$-	$-	$-	$52,000
Jonathan Gregory	$39,000	$-	$-	$-	$39,000

Former Board Members
Thomas M. Gladney	$3,167	$-	$-	$-	$3,167
Karen Kerns	$2,917	$-	$-	$-	$2,917
Mel G. Riggs	$2,917	$-	$-	$-	$2,917
Robert Vogel	$2,917	$-	$-	$-	$2,917

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

At March 25, 2024, 71,863,829 shares of the registrant’s Common Stock were outstanding.

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

Stockholder (1)	Number	Percent
Johnny Jordan (3)	28,425,174	40.28%
Jeff Kerns (5)	20,127,772	28.52%
Stephen M. Hosmer (2)	2,531,973	3.59%
John Sullivan	2,444,056	3.46%
Jonathan Gregory (4)	2,040,669	2.89%
Chris Parada	1,467,656	2.08%
All officers and directors as a group	57,271,240	81.16%

* Less than 1%.

(1) The mailing address of each listed stockholder is 1530 Hilton Head Rd, Suite 205, El Cajon, California 92021.

(2) Includes 6,000 shares owned by Stephen M. Hosmer's minor children.

(3) Includes 11,664,960 shares issuable upon conversion of Series B Convertible Preferred Stock.

(4) Includes 35,000 shares owned by Mr. Gregory's son.

(5) Includes 10,929,610 shares issuable upon conversion of Series B Convertible Preferred Stock.

There is no shareholder known by Royale to own beneficially more than 5% of the outstanding shares of each class of equity securities other than Messrs. Jordan and Kerns, as disclosed above.

Item 13 Certain Relationships and Related Transactions, and Director Independence

Our Chief Executive, Johnny Jordan, has accrued certain unpaid salaries, which were assumed by the Company. At December 31, 2023 Mr. Jordan was owed $46,926 in accrued unpaid guaranteed payments.

In 2018 the board of directors terminated the policy allowing employees and directors to participate, at cost, in wells drilled by the Company. Under the prior policy our former Chief Financial Officer and current board of director’s secretary, Stephen Hosmer, had participated individually in 179 wells. At December 31, 2023, the Company had a receivable balance of $18,495 due from Stephen Hosmer and $7,654 from Donald Hosmer for normal drilling and lease operating expenses.

At December 31, 2023, we had a total payable of $23,087 due to RMX and its subsidiary, Matrix Oil Corporation, related to certain lease operating expenses for wells operated by RMX, and also had prepaid expenses of $382,520 primarily for future plugging and abandonment costs for wells operated by RMX. During 2023, RMX Resources LLC operated various oil wells we have interests in, from which we received revenues of approximately $374,000 and incurred lease operating costs of approximately $181,000. At December 31, 2023, we had a total payable of $164,669 owed to current and former board members for directors fees.

Royale had outstanding accrued unpaid guaranteed payments for unpaid salaries for periods predating their joining the Company due to certain former Matrix employees. At December 31, 2023, the balance due was $1,616,205. At December 31, 2023, Royale also had accrued unpaid liabilities of $1,306,605 due to certain former Matrix employees for periods predating their joining the Company.

The board has determined that directors John Sullivan, Chris Parada, Jonathan Gregory and Jeff Kerns qualify as independent directors.

Item 14 Principal Accountant Fees and Services

Horne LLP became our independent auditors effective March 31, 2023 for the year end December 31, 2022. The aggregate fees incurred for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Audit fees (1)	$250,000	$282,120
Tax fees (2)	-	-
All other fees (3)	-	-
Total	$250,000	$282,120

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

The Company’s audit committee has adopted policies for the pre-approval of all audit and non-audit services provided by the Company’s independent auditor. The policy requires pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it. During 2023 all fees were pre-approved by the audit committee.

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

10.11	Company Agreement of RMX (April 4, 2018), filed as Exhibit 10.1 to the Company’s Form 8-K filed April 10, 2018
10.13	Conveyance of Term Overriding Royalty Interest between Sunny Frog Oil, LLC, and Royale (April 4, 2018), filed as Exhibit 10.3 to the Company’s Form 8-K filed April 10, 2018
10.17	Royale Energy, Inc., 2018 Equity Incentive Plan, filed as Exhibit 99.1 to the Company’s Form S-8 filed October 29, 2018
10.25	Employment Agreement between the Company and Michael McCaskey, filed as Exhibit 10.9 to the Company’s Form S-8 filed October 29, 2018
10.26	Employment Agreement between the Company and Jeffrey Kerns, filed as Exhibit 10.10 to the Company’s Form S-8 filed October 29, 2018
10.27	Incentive Stock Option Agreement between the Company and Stephen M. Hosmer, filed as Exhibit 10.11 to the Company’s Form S-8 filed October 29, 2018
16.1	Letter of Weaver & Tidwell L.L.P. to the Securities and Exchange Commission dated December 7, 2022, files as Exhibit 16.1 to the Company’s Form 8-K filed December 7, 2022
21.1*	Subsidiaries of Registrant
23.1*	Consent of Horne LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Rule 13a-14(a), 115d-14(a) Certification
31.2*	Rule 13a-14(a), 115d-14(a) Certification
32.1*	Section 1350 Certification
32.2*	Section 1350 Certification
99.1*	Report of Netherland, Sewell & Associates, Inc.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royale Energy, Inc.

Date: April 12, 2024	/s/ Johnny Jordan
Johnny Jordan
Chief Executive Officer

Date: April 12, 2024	/s/ Ronald Lipnick
Ronald Lipnick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2024	/s/ Chris Parada
Chris Parada
Chairman of the Board of Directors

Date: April 12, 2024	/s/ Jonathan Gregory
Jonathan Gregory
Vice-Chair of the Board of Directors

Date: April 12, 2024	/s/ John Sullivan
John Sullivan
Director

Date: April 12, 2024	/s/ Jeff Kerns
Jeff Kerns
Director

Date: April 12, 2024	/s/ Stephen Hosmer
Stephen Hosmer
Director

ROYALE ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Royale Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royale Energy, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding of the design and implementation of management's controls related to the estimation of proved reserves by evaluating the level of knowledge, skill, and ability of the Company's reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company's proved reserve volumes, and reviewed the reserve report prepared by the Company's specialists.

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

Deferred Drilling Obligation and Gain on Turnkey Drilling

Critical Accounting Matter Description

As described in Note 1 to the financial statements, the Company sponsors turnkey drilling arrangements in proved and unproved properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as deferred drilling obligations. That obligation is reduced as costs to complete are incurred, with any excess costs booked as an increase to the Company's property account. Gain on turnkey drilling represents funds received from turnkey drilling participants in excess of all costs the Company incurs during the drilling programs and is recognized only upon making the determination that the Company's obligations have been fulfilled in accordance with the turnkey drilling agreement. The Company's deferred drilling obligation was approximately $9.8 million as of December 31, 2023, and the gain on turnkey drilling was approximately $2.1 million for the year ended December 31, 2023.

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

Ridgeland, Mississippi

April 12, 2024

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2023	2022

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,202,521	$1,650,507
Restricted Cash	3,325,000	2,249,627
Other Receivables, net	1,036,401	943,633
Revenue Receivables	878,378	701,937
Prepaid Expenses and Other Current Assets	558,169	1,935,346
Deferred Drilling Costs	1,669,149	1,219,177
Prepaid Drilling to RMX Resources, LLC	-	114,563
Total Current Assets	9,669,618	8,814,790

Other Assets	589,865	589,865
Right of Use Asset - Operating Leases	254,008	335,213
Oil and Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	2,401,902	2,040,320

Total Assets	$12,915,393	$11,780,188

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31,

	2023	2022
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,482,074	$5,528,829
Royalties Payable	612,925	612,925
Due RMX Resources, LLC	23,087	23,087
Accrued Liabilities	215,693	208,307
Operating Leases - Current	83,230	81,995
Asset Retirement Obligation - Current	675,000	675,000
Deferred Drilling Obligations	9,761,927	8,129,965

Total Current Liabilities	16,853,936	15,260,108

Noncurrent Liabilities:
Asset Retirement Obligation	4,151,847	2,867,479
Operating Leases - Non-current	171,439	254,858
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Accrued Liabilities - Non-current	1,306,605	1,306,605

Total Liabilities	24,100,032	21,305,255

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized, 2,444,885 and 2,361,154 shares issued and outstanding at December 31, 2023 and 2022, respectively	24,448,850	23,611,536
Stockholders’ Deficit:

Common Stock, .001 Par Value, 280,000,000 Shares Authorized 70,564,188 and 61,876,957 shares issued and outstanding at December 31, 2023 and 2022, respectively	70,564	61,876

Additional Paid in Capital	54,619,236	54,447,923

Accumulated Deficit	(90,323,289)	(87,646,402)

Total Stockholders’ Deficit	(35,633,489)	(33,136,603)

Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$12,915,393	$11,780,188

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Revenues:
Sale of Oil and Gas	$2,114,026	$2,611,222
Supervisory Fees and Other	46,568	31,315
Total Revenues	2,160,594	2,642,537

Costs and Expenses:
Lease Operating	1,731,670	1,928,521
Impairment	1,599,001	-
Depreciation, Depletion and Amortization	346,866	575,909
Well Equipment Write down	22,690	-
General and Administrative	1,725,015	1,808,197
Legal and Accounting	435,372	526,550
Marketing	350,425	259,101
Total Costs and Expenses	6,211,039	5,098,278

Gain on Turnkey Drilling Programs	2,107,500	1,726,414

Loss from Operations	(1,942,945)	(729,327)

Other Income (Expense):
Interest Expense	(1,970)	(2,452)
Gain on Settlement of Payables	-	422,614
Other Gain	112,728	163,571
Loss Before Income Tax Expense	(1,832,187)	(145,594)
Net Loss	$(1,832,187)	$(145,594)

Basic and Diluted Loss Per Share	$(0.04)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	65,758,185	58,472,340

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock
	Number Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2021	56,239,715	$56,239	$54,058,554	$(86,685,036)	$(32,570,243)
Stock issued in lieu of Cash Compensation	5,637,242	5,637	389,369	-	395,006
Preferred Series B 3.5% Dividend	-	-	-	(815,772)	(815,772)
Net Loss	-	-	-	(145,594)	(145,594)
Balance, December 31, 2022	61,876,957	61,876	54,447,923	(87,646,402)	(33,136,603)
Cashless Warrant Exercise Issuance	3,266,055	3,266	(3,266)	-	-
Stock issued in lieu of Cash Compensation	5,421,176	5,422	174,579	-	180,001
Preferred Series B 3.5% Dividend	-	-	-	(844,700)	(844,700)
Net Loss	-	-	-	(1,832,187)	(1,832,187)
Balance, December 31, 2023	70,564,188	$70,564	$54,619,236	$(90,323,289)	$(35,633,489)

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,832,187)	$(145,594)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation, Depletion, and Amortization	346,866	575,909
Impairment	1,599,001	-
(Gain) Loss on Turnkey Drilling Programs	(2,107,500)	(1,726,414)
Gain on Settlement of Accounts Payable	-	(422,614)
Other Gain	(112,728)	(163,571)
Well Equipment Write Down	22,690	-
Stock-Based Compensation	180,001	395,006
Right of Use Asset Depreciation	11,006	10,989
(Increase) Decrease in:
Other & Revenue Receivables	(269,209)	(867,287)
Prepaid Expenses and Other Assets	1,491,740	(1,613,641)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(99,599)	1,157,909
Royalties Payable	-	(10,480)
Net Cash Used in Operating Activities	(769,919)	(2,809,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Oil and Gas Properties	(5,450,709)	(4,723,629)
Proceeds from Turnkey Drilling Programs	7,860,000	7,332,500
Net Cash Provided by Investing Activities	2,409,291	2,608,871

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Long-Term Debt	(11,985)	(121,753)
Net Used in Financing Activities	(11,985)	(121,753)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,627,387	(322,670)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	3,900,134	4,222,804

Cash, Cash Equivalents, and Restricted Cash at End of Year	$5,527,521	$3,900,134
Cash Paid for Interest	$1,970	$2,452

Cash Paid for Taxes	$10,427	$6,850

Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Asset Retirement Obligation Addition	$37,260	$29,338
Increase (Decrease) in Capital Accrued Balance	$165,572	$(206,806)
Series B Paid-In-Kind Dividends	$844,700	$815,772

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Royale Energy, Inc. (in these notes sometimes called “we”, “us”, “our”) is presented to assist in understanding our financial statements.

These consolidated financial statements include the accounts of Royale Energy, Inc and our controlled subsidiaries. Investments in unincorporated joint ventures and undivided interests in certain operating assets are consolidated on a pro rata basis. The consolidated statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

Description of Business

We are an independent oil and gas producer and we also perform turnkey drilling operations. We own wells and leases in major geological basins located primarily in California, Texas, and Oklahoma, and offer fractional working interests and seek to minimize the risks of oil and gas drilling by selling multiple well drilling projects which do not include the use of debt financing.

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

Estimated quantities of crude oil and condensate, NGLs and natural gas reserves is a significant estimate that requires judgment. All of the reserve data included in this Form 10-K are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and condensate, NGLs and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and condensate, NGLs and natural gas reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil and condensate, NGLs and natural gas that are ultimately recovered. See Note 15 – Supplemental Information About Oil and Gas Producing Activities (Unaudited) to our Consolidated Financial Statements for further detail.

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

Our 2023 consolidated financial statements reflect a working capital deficiency of $7,184,318, an accumulated deficit of $90,323,289 and a net loss of $1,832,187. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management plans to alleviate the going concern by implementing cost control measures that include the reduction of overhead costs and through the sale of non-strategic assets, and if necessary seek additional debt and/or equity financing. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us and whether we will become profitable and generate positive operating cash flow. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	$2,202,521	$1,650,507
Restricted cash	3,325,000	2,249,627
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$5,527,521	$3,900,134

Other Receivables

Our other receivables consist of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for credit risk. Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be fully collected. The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At December 31, 2023 and 2022, we maintained an allowance for uncollectable accounts of $1,837,551 and $2,757,549, respectively, for receivables from direct working interest investors whose expenses on non-producing wells exceed expected collectable amounts.

Revenue Receivables

Our revenue receivables consist of receivables related to the sale of our natural gas and oil. Once a production month is completed, we receive payment approximately 15 to 30 days later. Historically, we have not had no historical losses related to the collection of revenue receivables, and as such have determined that an allowance for revenue receivables is not currently necessary.

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

Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred as called for under ASC 323, Investments—Equity Method and Joint Ventures. When a loss is deemed to have occurred and is other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in the consolidated statement of operations income.

Revenue Recognition

A significant portion of our revenues are derived from the sale of crude oil, condensate, natural gas liquids (“NGLs”) and natural gas under spot and term agreements with our customers as follows:

	Year Ended December 31,
	2023	2022
Oil & Condensate Sales	$1,663,546	$1,654,840
Natural Gas Sales	445,111	947,407
NGL Sales	5,369	8,975
	$2,114,026	$2,611,222

The pricing in our hydrocarbon sales agreements are determined using various published benchmarks which are adjusted for negotiated quality and location differentials. As a result, revenue collected under our agreements with customers is highly dependent on the market conditions and may fluctuate considerably as the hydrocarbon market prices rise or fall. Typically, our customers pay us monthly, within a short period of time after we deliver the hydrocarbon products. As such, we do not have any financing element associated with our contracts. We do not have any issues related to returns or refunds, as product specifications are standardized for the industry and are typically measured when transferred to a common carrier or midstream entity, and other contractual mechanisms (e.g., price adjustments) are used when products do not meet those specifications.

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

We frequently sell a portion of the working interest in each well we drill or participate in to third-party investors and retain a portion of the prospect for our own account. We typically guarantee a cost to drill to the third-party drilling participants and record a loss or gain on the difference between the guaranteed price and the actual cost to drill the well. When monies are received from third parties for future drilling obligations, we record the liability as Turnkey Drilling Obligations. Once the contracted depth for the drilling of the well is reached and a determination as to the commercial viability of the well (typically called “Casing Point Election” or “Logging Point”), the difference in the actual cost to drill and the guaranteed cost is recorded as income or expense depending on whether there was a gain or loss.

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

Turnkey Drilling Obligations

We manage these Turnkey Agreements for the participants of the well. The collections of pre-drilling Authorization for Expenditure (“AFE”) amounts are segregated and the gains and losses on the Turnkey Agreements are recorded in income or expense at the time of the casing point election in accordance with ASC 932. We manage the performance obligation for the well participants and only record revenue or expense at the time the performance obligation of the Turnkey Agreement has been satisfied.

Supervisory Fees and Other

For the years ended December 31, 2023 and 2022, we recognized $46,568 and $31,315, mainly from interest income and subleasing a portion of unused office space. .

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

Impairment

We evaluate our oil and gas producing properties, including capitalized costs of exploratory wells and development costs, for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Oil and gas producing properties are reviewed for impairment on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure or contractual terms that cause economic interdependency amongst separate, discrete fields. Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future net cash flows or, if available, comparable market value. We evaluate our unproved property investment and record impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, this amount is reported in exploration expenses in our consolidated statements of operations. During 2023 we recorded impairment losses of $1,599,001, on various capitalized lease and land costs where the carrying value exceeded the fair value. Of this amount $1,292,502 was impaired as a result of increased abandonment cost estimates and increases working interest in those costs. In 2022 there were no impairment losses.

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

Assets held for sale are carried at the lower of cost or fair market value less cost of disposal in current assets. If we retain the responsibility for the P&A, equipment removal or site restoration, the associated anticipated expense is carried as current an asset retirement obligation (“ARO”) (See Note 3, below).

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. We hold all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At December 31, 2023 and 2022, we had Deferred Drilling Obligations of $9,761,927 and $8,129,965, respectively. During 2023, we disposed of $6,228,038 of drilling obligations as we completed one oil well in our Texas Jameson field and participated in drilling and completion of two successful oil wells in the Texas Permian basin and one dry well in southern California, while incurring expenses of $4,120,538, resulting in a gain of $2,107,500. During 2022, we disposed of $7,027,474 of drilling obligations as we completed five oil wells in Texas and participated in the drilling and completion of two wells in southern California, while incurring expenses of $5,301,060, resulting in a gain of $1,726,414.

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

Loss Per Share

Basic and diluted losses per share are calculated as follows:

	Year Ended December 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net Loss	$(1,832,187)	$(1,832,187)	$(145,594)	$(145,594)
Less: Preferred Stock Dividend	844,700	844,700	815,772	815,772
Less: Preferred Stock Dividend in Arrears	-	-	-	-
Net Loss Attributable to Common Shareholders	(2,676,887)	(2,676,887)	(961,366)	(961,366)

Weighted average common shares outstanding	65,758,185	65,758,185	58,472,340	58,472,340
Effect of dilutive securities	-	-	-	-

Weighted average common shares, including Dilutive effect	65,758,185	65,758,185	58,472,340	58,472,340
Per share:
Net Loss	$(0.04)	$(0.04)	$(0.02)	$(0.02)

For the years ended December 31, 2023 and 2022, Royale Energy had dilutive securities of 24,448,850 and 27,058,677 respectively. These securities were not included in the dilutive loss per share due to their antidilutive nature.

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

At December 31, 2023 and 2022, we do not have any financial assets measured and recognized at fair value on a recurring basis. We estimate asset retirement obligations pursuant to the provisions of ASC 410, Asset Retirement and Environmental Obligations. The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 2 – Oil and Gas Properties, Equipment and Fixtures for further discussion of our asset retirement obligations.

Accounts Payable and Accrued Expenses

At December 31, 2023 and 2022, the components of accounts payable and accrued expenses consisted of:

	2023	2022
Trade Payables including accruals	$2,736,661	$3,108,931
Direct working interest investors related accruals	1,978,542	1,801,818
Current drilling efforts accrued expenses	188,482	22,910
Accrued Liabilities	400,296	400,296
Employee related accruals	170,312	189,736
Deferred rent	7,781	5,138
	$5,482,074	$5,528,829

Accrued – Non-current

At December 31, 2023 and 2022, we had non-current accrued liabilities of $1,306,605 and accrued unpaid guaranteed payment of $1,616,205, due to certain Matrix Oil Corp (“Matrix”) principals, from periods prior to the merger with the Matrix entities during March of 2018.  These obligations are a result of the merger with Matrix in 2018, and are not expected to be paid in 2024.

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

Changes in Accounting Standards

Recently Adopted

ASU 2016-13, Credit Impairment

In June of 2016, the FASB issued ASC Topic 326, Financial Instruments – Credit Losses. This new guidance replaces the current incurred loss impairment model with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. This new Current Expected Credit Losses (“CECL”) model applies to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and financial assets measured at fair value, and (4) beneficial interests in securitized financial assets. This ASU was effective for SEC filers beginning after December 15, 2019; however, on November 15, 2019, the FASB issued ASU 2019-10, which delayed the effective date for “smaller reporting companies.” Therefore, ASU 2016-13 is effective for "smaller reporting companies" (as defined by the Securities and Exchange Commission) like us, for fiscal years beginning after December 15, 2022, including interim periods within those years, and must be adopted under the modified retrospective method. We adopted this standard effective January 1, 2022.  The adoption of this standard did not have a material impact on our consolidated financial statements and cash flows.

NOTE 2 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of:

	Year ended December 31,
	2023	2022
Oil and Gas
Producing properties, including intangible drilling costs	$5,763,892	$5,712,436
Undeveloped properties	778,839	148,989
Lease and well equipment	3,295,028	3,317,718
	9,837,759	9,179,143
Accumulated depletion, depreciation and amortization	(7,443,661)	(7,142,506)
Net capitalized costs Total	$2,394,098	$2,036,637

Commercial and Other	2023	2022
Vehicles	40,061	40,061
Furniture and equipment	1,103,362	1,097,428
	1,143,423	1,137,489
Accumulated depreciation	(1,135,619)	(1,133,806)
	7,804	3,683
Net capitalized costs Total	$2,401,902	$2,040,320

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed at December 31:

	Year ended December 31,
	2023	2022
Acquisition - Proved	-	-
Acquisition - Unproved	-	-
Development	4,120,538	5,301,061
Exploration	-	-

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB ASC requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2023 and 2022. Undeveloped properties are not subject to depletion, depreciation or amortization.

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) are as follows:

	Year Ended December 31,
	2023	2022
Oil and gas sales	$2,114,026	$2,611,222
Production related costs (Lease Operating)	(1,731,670)	(1,928,521)
Impairment	(1,599,001)	-
Depreciation, depletion and amortization	(346,866)	(575,909)

Results of operations from producing and exploration activities	(1,563,511)	106,792
Income Taxes (Benefit)	-	-

Net Results	$(1,563,511)	$106,792

NOTE 3 – ASSET RETIREMENT OBLIGATION

The Asset Retirement and Environmental Obligations Topic of the ASC 410-20 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. The ARO is recorded at the estimated fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. Accretion expense is included as part of Depreciation, Depletion and Amortization in the Consolidated Statement of Operations. The fair value (as provided in ASC 820 guidance) of the ARO is measured using expected future cash outflows discounted at our credit-adjusted risk-free interest rate. The provisions of this Topic apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, development, and operation of a long-lived asset. For the year ended December 31, 2023, we recognized $996,852 related to the increase in expected cost of abandoning our California wells. There were no changes in estimates for the year ended December 31, 2022.

	2023	2022
Asset retirement obligation
Beginning of the year	$3,542,479	$3,285,560
Liabilities incurred during the period	37,260	29,338
Settlements	(141,751)	(58,889)
Additions	387,359	-
Sales	(39,249)	-
Changes in estimates	996,852	-
Accretion expense	43,897	286,470
End of year	$4,826,847	$3,542,479

We record accretion expense as part of Depreciation, Depletion and Amortization. Accretion expense was $43,897 and $286,470 for the years ended December 31, 2023 and 2022, respectively.

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

Significant components of our deferred assets and liabilities at December 31, 2023 and 2022, respectively, are as follows:

	2023	2022
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$310,903	$310,903
Net Operating Loss	9,171,527	8,542,098
Other	668,815	688,377
Share-Based Compensation	86,510	86,510
Capital Loss / AMT Credit Carry Forward	9,458	9,458
Charitable Contributions Carry Forward	2,702	100
Allowance for Doubtful Accounts	478,131	717,514
Oil and Gas Properties and Fixed Assets	5,088,608	4,976,399
Investment in RMX Joint Venture	67,371	(285,626)
	15,884,025	$15,045,733
Valuation Allowance	(15,884,025)	(15,045,733)
Net Deferred Tax Asset	$-	$-

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

A reconciliation of our provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2023 and 2022, respectively, to pretax income is as follows:

	2023	2022
Tax (benefit) computed at statutory rate of 21%	$(384,759)	$(30,575)

Increase (decrease) in taxes resulting from:
Meals & Entertainment	1,233	-
Employer Retention Credits	-	(31,527)
Prior-year true-up for Books	33,539	(221,621)
Deferred State Taxes, net of federal benefit	(499,164)	62,558
Other non-deductible expenses	10,859	2,024
Change in valuation allowance	838,292	219,141
Provision (benefit)	-	-

In January 2007, we adopted additional provisions from the Income Taxes Topic of the ASC, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As a result of our implementation of the Topic at the time of adoption and at December 31, 2018, we did not recognize a liability for uncertain tax positions. Currently, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2019 through 2022 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 5 – SERIES B PREFERRED STOCK

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

For 2023 and 2022, the board authorized the payment of each quarterly dividend of Series B Convertible Preferred shares, as Paid-In-Kind shares (“PIK”) to be paid immediately following the end of the quarter. For the 12 months ending December 31, 2023, we issued 62,899 shares with a value of $629,007, with 21,570 shares with a value of $215,693 accrued for but not yet issued at December 31, 2023. For the 12 months ending December 31, 2022, we issued 60,748 shares with a value of $607,465, of these 20,832 shares with a value of $208,307 were accrued as of December 31, 2022, and paid in the first quarter of 2023 but not yet issued. During 2023 and 2022, no cash was used to pay dividends on Series B preferred shares.

NOTE 6 – COMMON STOCK

During the years 2023 and 2022, we issued shares of our Common Stock in lieu of cash payments for salaries, fees or incentives to various officers and board members, including our CEO, as noted in the Statement of Stockholders’ Deficit.

During the year ended December 31, 2023, CIC RMX LP (“CIC”) exercised in full its warrant to purchase shares or our common stock. CIC elected to make a cashless exercise of warrant and as a result we issued 3,266,055 shares of our common stock to CIC.

NOTE 7 – LEASES

During 2023, we had one office lease at 1530 Hilton Head Road, El Cajon, California, the location of our corporate offices. The corporate office lease was entered into on August 12, 2021, began on January 1, 2022 and expires on December 31, 2026, with initial monthly payments of $6,922 with escalations. We also rent office space on a month-to-month basis at 104 W. Anapamu, Santa Barbara, California, the location of our CEO and engineering team.

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

Lease expense for operating as well as finance leases are included in General and Administrative expense and Interest Expense on the Consolidated Statement of Operations, while the lease expense for those leases that are short-term are included in Oil and Gas Lease Operating Expenses. The amounts are as follows:

	Year ended December 31,
	2023	2022
Operating lease expense	$161,858	$174,975
Financing lease expense	17,322	19,076
Operating – short-term	-	-
Short Term - field	6,000	6,000
Total lease expense	$185,180	$200,051

The following tables summarized the operating and financing lease obligations.

Lease Obligations	Operating Lease Obligations	Financing Lease Obligations	Total Lease Obligations
2024	$88,128	$7,343	$95,471
2025	90,768	-	90,768
2026	93,492	-	93,492
Thereafter	-	-	-
Total undiscounted lease payments	272,388	7,343	279,731
Less: Amount representing interest	24,569	493	25,062
Total Operating & Financing lease liabilities	247,819	6,850	254,669
Current lease liabilities as of December 31, 2023	76,158	7,072	83,230
Long-term lease liabilities as of December 31, 2023	$171,661	$(222)	$171,439

Our two office leases do not contain implicit interest rates that can be readily determined. As a result, we used the available risk-free rate plus 4 basis points. At December 31, 2023 and 2022, the weighted average discount rate was 4.83% and the term was 4 years.

NOTE 8 – RELATED-PARTY TRANSACTIONS

Our Chief Executive Officer, Johnny Jordan, has accrued certain unpaid salaries. At December 31, 2023, Mr. Jordan was owed $46,926, in accrued unpaid guaranteed payments.

Stephen Hosmer, former CFO, current director and corporate secretary At December 31, 2023, we had a receivable balance of $18,495 due from Stephen Hosmer for normal drilling and lease operating expenses.

At December 31, 2023 and 2022, we had a total payable of $23,087 and $23,087, respectively, due to RMX and its subsidiary, Matrix Oil Corporation, related to certain lease operating expenses for wells operated by RMX. For the same periods, we also had prepaid expenses and other current assets, and deferred drilling costs of $382,520 and $290,871, respectively. In 2023, the prepaid amount was for future plugging and abandonment costs. In 2022, the prepaid amount was for drilling and future plugging costs. During 2023, RMX Resources LLC operated various oil wells we have interests in, from which we received revenues of approximately $374,000 and incurred lease operating costs of approximately $181,000. At December 31, 2023 and 2022, we had a total revenue receivables of $120,634 and $127,360, respectively, due from RMX and its subsidiary, Matrix Oil Corporation.

We had outstanding accrued unpaid guaranteed payments for unpaid salaries for periods predating their joining our company due to certain former Matrix employees. At December 31, 2023, the balance due was $1,616,205. At December 31, 2023, Royale also had accrued unpaid liabilities of $1,306,605 due to certain former Matrix employees for periods predating their employment.

Michael McCaskey, a former director, and Jeffery Kerns, a current director, and Stephen Hosmer, a current director, each have consulting agreements to provide services as directed and at our discretion. Mr. Kerns’ wife was a director during 2020 and 2021. At December 31, 2023 and 2022, we had total payables of $164,669 and $185,049, respectively, owed to current and former board members for directors fees.

NOTE 9 – STOCK COMPENSATION PLAN

There were no stock options issued during 2023 and 2022.

NOTE 10 – SIMPLE IRA PLAN

In April 1998, we established a Simple IRA pension plan covering all employees. We will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2023 and 2022, were $26,051 and $27,770 respectively.

NOTE 11 – ENVIRONMENTAL MATTERS

We have established procedures for the continuing evaluation of our operations to identify potential environmental exposures and ensure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of our operational and accounting policies related to environmental issues. The nature of our business requires routine day-to-day compliance with environmental laws and regulations. We incurred no material environmental investigation, compliance and remediation costs in 2023 or 2022.

We are unable to predict whether our future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect our results of operations.

NOTE 12 – CONCENTRATIONS

We bid our gas sales on a month-to-month basis and generally sell to a single customer without commitment to future gas sales to any particular customer. We normally sell approximately 45% of our yearly natural gas production to one customer on a month-to-month basis. Since we are able to sell our natural gas to other readily available customers, the loss of any one customer would not have an adverse effect on our overall sales operations.

We maintain cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution for our interest-bearing accounts in the years ended December 31, 2023, and 2022. At December 31, 2023 and 2022, cash in banks exceeded the FDIC limits by approximately $5.3 million and $3.6 million, respectively. We have not experienced any losses on deposits.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUBSEQUENT EVENTS

We have evaluated subsequent events through April 12, 2024, the date of issuance of these consolidated financial statements. At March 1, 2024, we issued 21,570 shares of our Series B Preferred stock with a value of $215,693 for our fourth quarter 2023 dividend that had been accrued for but not yet issued at December 31, 2023.We are not aware of events which would require recognition or disclosure in the financial statements, except as noted here or already recognized or disclosed.

On February 7, 2024 the board of directors approved a debt facility of up to $3 million. On February 9, 2024, Royale Energy, Inc. entered into a Secured Term Loan Note with Walou Investments, LP, a Texas limited partnership, which is under the direct and indirect control of Johnny Jordan, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors. In addition, Mr. Jordan is the beneficial owner of 14.8% of the Company’s issued and outstanding common stock. The initial loan to the Company was $1,400,000 which was received on February 9, 2024. The outstanding principal balance of the loan has an interest rate of 18.00%. The Company will make monthly interest payments starting on March 1, 2024 until the maturity date.

NOTE 15 – SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineering consultant Netherland, Sewell & Associates, Inc., the net reserve value of our proved developed and undeveloped reserves was approximately $10.7 million at December 31, 2023, based on the average Henry Hub natural gas price spot price of $2.637 per MCF and for oil volumes, the average West Texas Intermediate price of $78.21 per barrel as applied on a field-by-field basis. Netherland, Sewell & Associates, Inc. provided reserve value information for our California, Texas, and Oklahoma properties. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2023 and 2022, and changes in such quantities during each of the years then ended, were as follows:

Total Proved Reserves
	2023		2022
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Beginning of period	372,300	1,133,300	1,579,100	1,354,300
Revisions of previous estimates	(185,261)	(720,023)	(1,283,285)	(85,864)
Production	(22,399)	(128,160)	(18,015)	(135,136)
Extensions, discoveries and improved recovery	53,140	188,423	94,500	-
Merger Acquisition	-	-	-	-
Purchase of minerals in place	-	-	-	-
Sales of minerals in place	-	-	-	-

Proved reserves end of period	217,780	473,540	372,300	1,133,300

Proved Developed
	2023		2022
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed reserves:

Beginning of period	182,000	942,000	193,600	939,100

End of period	138,060	357,940	182,000	942,000

Proved Undeveloped

	2023		2022
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved undeveloped reserves:

Beginning of period	190,300	191,300	1,385,500	415,200

End of period	79,720	115,600	190,300	191,300

During 2023, our overall proved developed and undeveloped oil reserves decreased by 41.5% and our previously estimated proved developed and undeveloped oil reserve quantities were revised downward by approximately 185 thousand barrels. This downward revision was mainly the result of a decrease in proved undeveloped oil reserves from drilling locations which the Company had previously estimated. Our overall proved developed and undeveloped natural gas reserves decreased by 58.2% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 720 thousand cubic feet of natural gas. This downward revision was mainly the result of a decrease in proved undeveloped natural gas reserves from drilling locations which we had previously estimated.

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

2024	$8,200
2025	-
2026	-
Thereafter	-
$8,200

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

Changes in standardized measure of discounted future net cash flow from proved reserve quantities

The standardized measure of discounted future net cash flows is presented below for the years ended December 31, 2023, and 2022.

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

	2023	2022
Future cash inflows	$17,559,800	$38,766,900
Future production costs	(6,860,800)	(14,094,900)
Future development costs	(8,200)	(1,378,500)
Future income tax expense	(3,207,240)	(6,988,050)

Future net cash flows	7,483,560	16,305,450

10% annual discount for estimated timing of cash flows	(3,011,664)	(6,044,467)

Standardized measure of discounted future net cash flows	4,471,896	10,260,983

Sales of oil and gas produced, net of production costs	(322,560)	(608,735)

Revisions of previous quantity estimates	(10,359,602)	(12,855,765)
Net changes in prices and production costs	946,740	(287,425)
Sales of minerals in place	-	-
Extensions, discoveries and improved recovery	2,067,392	4,266,500
Accretion of discount	(602,094)	884,088

Net change in income tax	2,481,037	2,580,401

Net increase (decrease)	$(5,789,087)	$(6,020,936)

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves. The following table estimates the costs to develop and produce our proved reserves in the year 2024.

2024
Future development cost of:
Proved developed reserves (PDP)	$-
Proved non-producing reserves (PDNP)	8,200
Proved undeveloped reserves (PUD)	-

Total	$8,200

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

Additional data relating to our oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to our Financial Statements, in Note 15.

Historic Development Costs for Proved Reserves

In each year we expend funds to drill and develop some of our proved undeveloped reserves. We have incurred no cost in any of the past three fiscal years to drill and develop reserves that were classified as proved undeveloped reserves as of December 31 of the immediately preceding year.