Form 10-Q
period 2024-03-31
Royale Energy, Inc.
filed 2024-05-15
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

At May 6, 2024, a total of 71,863,829 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,898,987	$2,202,521
Restricted Cash	2,407,800	3,325,000
Other Receivables, net	1,021,854	1,036,401
Revenue Receivables	547,006	878,378
Prepaid Expenses	604,510	558,169
Deferred Drilling Costs	2,670,773	1,669,149
Total Current Assets	9,150,930	9,669,618

Right of Use Assets - Leases	232,214	254,008
Other Assets	589,865	589,865
Oil and Gas Properties (Successful Efforts Basis), Equipment and Fixtures, net	5,286,533	2,401,902
Total Assets	$15,259,542	$12,915,393

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$6,038,704	$5,482,074
Royalties Payable	612,925	612,925
Due to RMX Resources, LLC	23,087	23,087
Accrued Liabilities	215,221	215,693
Asset Retirement Obligation - Current	675,000	675,000
Deferred Drilling Obligation	10,911,927	9,761,927
Operating Leases - Current	81,696	83,230
Total Current Liabilities	18,558,560	16,853,936

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Notes Payable	1,400,000	-
Operating Leases - Long-Term	150,819	171,439
Asset Retirement Obligation	4,145,631	4,151,847
Total Liabilities	27,177,820	24,100,032

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3.5% annual dividend, 2,466,455 and 2,444,885 shares issued and outstanding as of March 31, 2024 and December 31, 2023 respectively.	24,664,543	24,448,850

Stockholders' Equity (Deficit):
Common Stock, .001 Par Value, 280,000,000 Shares Authorized, 71,863,829 and 70,564,188 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	71,863	70,564
Additional Paid in Capital	54,653,936	54,619,236
Accumulated Deficit	(91,308,620)	(90,323,289)
Total Stockholders' Equity (Deficit)	(36,582,821)	(35,633,489)
Total Liabilities and Stockholders' Equity (Deficit)	$15,259,542	$12,915,393

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended	For the three months ended
	March 31, 2024	March 31, 2023
Revenues:
Oil, NGL and Gas Sales	$643,665	$558,451
Supervisory Fees and Other	16,269	13,374
Total Revenues	659,934	571,825

Costs and Expenses:
Oil and Gas Lease Operating	432,754	575,797
Depreciation, Depletion and Amortization	87,026	59,432
Impairment	56,209	-
Bad Debt Expense	30,958	-
Well Equipment Write Down	-	9,840
Legal and Accounting	279,539	27,892
Marketing	59,992	88,819
General and Administrative	447,324	456,481
Total Costs and Expenses	1,393,802	1,218,261

Gain on Turnkey Drilling	-	1,594,354

Gain (Loss) From Operations	(733,868)	947,918

Other Income (Expense):
Interest Expense	(36,242)	(549)
Gain on Other	-	54,975
Total Other Income (Expense)	(36,242)	54,426
Income (Loss) Before Income Tax Expense	(770,110)	1,002,344
Income Tax Provision	-	-
Net Income (Loss)	(770,110)	1,002,344
Less: Preferred Stock Dividend	-	205,556
Less: Preferred Stock Dividend in Arrears	215,221	-
Net Income (Loss) available to common stock	$(985,331)	$796,788

Shares used in computing Basic Net Income/Loss per share	71,349,685	61,876,957
Basic Income (Loss) per share	$(0.01)	$0.01
Shares used in computing Diluted Net Income (Loss) per share	71,349,685	88,990,264
Diluted Income (Loss) per share	$(0.01)	$0.01

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For the Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(770,110)	$1,002,344
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	87,026	59,432
Gain on Turnkey Drilling Programs	-	(1,594,354)
Impairment	56,209	-
Bad Debt Expense	30,958	-
Gain on Other	-	(54,975)
Well Equipment Write Down	-	9,840
Stock-Based Compensation	35,999	-
Right of use asset depreciation	2,753	2,750
Changes in assets and liabilities:
Other & Revenue Receivables	314,961	105,232
Prepaid Expenses and Other Assets	(46,341)	(455,202)
Accounts Payable and Accrued Expenses	(290,719)	29,931
Net Cash used in in Operating Activities	(579,264)	(895,002)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(3,188,357)	(618,251)
Proceeds from Turnkey Drilling Programs	1,150,000	1,272,500
Net Cash Provided by (used in) Investing Activities	(2,038,357)	654,249

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long Term Debt	1,400,000	-
Principal Payments on Long-Term Debt	(3,113)	(2,926)
Net Cash Provided by (used in) Financing Activities	1,396,887	(2,926)

Net Change in Cash and Cash Equivalents	(1,220,734)	(243,679)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,527,521	3,900,134
Cash, Cash Equivalents, and Restricted Cash at End of Period	$4,306,787	$3,656,455
Cash Paid for Interest	$36,242	$549
Cash Paid for Taxes	$550	$2,850

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Accounts Payable for Oil and Gas Properties	1,000,000	-
Increase in Capital Accrued Balance	(152,652)	88,372

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING & FINANCING ACTIVITIES:
Series B Paid-In-Kind Dividends	215,221	205,556

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

	Common Stock
	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total Stockholders' Deficit
	Common Shares	Common Amount	APIC	ACD	Total
December 31, 2022 Balance	61,876,957	$61,876	$54,447,923	$(87,646,402)	$(33,136,603)
Preferred Series B 3.5% Dividend	-	-	-	(205,556)	(205,556)
Net Income	-	-	-	1,002,344	1,002,344
March 31, 2023 Balance	61,876,957	$61,876	$54,447,923	$(86,849,614)	$(32,339,815)

	Common Shares	Common Amount	APIC	ACD	Total
December 31, 2023 Balance	70,564,188	$70,564	$54,619,236	$(90,323,289)	$(35,633,489)
Stock Issued in lieu of Compensation	1,299,641	1,299	34,700	-	35,999
Preferred Series B 3.5% Dividend	-	-	-	(215,221)	(215,221)
Net Loss	-	-	-	(770,110)	(770,110)
March 31, 2024 Balance	71,863,829	$71,863	$54,653,936	$(91,308,620)	$(36,582,821)

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

The accompanying unaudited consolidated financial statements, which include the accounts of Royale Energy, Inc. (sometimes referred to as the “Company” “we,” “our,” “us,” “Royale Energy,” or “Royale”), Royale Energy Funds, Inc. (“REF”), and Matrix Oil Management Corporation and its subsidiaries, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim consolidated financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) under Article 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in our audited financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations. Significant intercompany transactions have been eliminated in the consolidation. In our opinion, all adjustments considered necessary for a fair presentation have been included.

The consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or for any other period.

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

At March 31, 2024, our consolidated financial statements reflect a working capital deficiency of $9,407,630, and an accumulated deficit of $91,308,620. We had a net loss of $770,110 for the three months ended March 31, 2024. These factors indicate that there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Revenue Recognition

A significant portion of our revenues are derived from the sale of crude oil, condensate, natural gas liquids (“NGLs”) and natural gas under spot and term agreements with our customers as follows:

	For the three months ended March 31
	2024	2023
Oil & Condensate Sales	$559,358	347,658
Natural Gas Sales	83,735	208,883
NGL Sales	572	1,910
Total	$643,665	558,451

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

Turnkey Drilling

We sponsor turnkey drilling arrangements in proved and unproved properties. The contracts require that participants pay us the full contract price upon execution of the drilling agreement. Each participant earns an undivided interest in the well bore at the completion of the well. A portion of the funds received in advance of the drilling of a well from a working interest participant are held for the expressed purpose of drilling a well (“Drilling Funds”). If something changes, we may designate the Drilling Funds to drill a substitute well. Under certain conditions, a portion of the Drilling Funds may be required to be returned to a participant. Once the well is drilled, the Drilling Funds are used to satisfy the drilling cost.

We manage these Turnkey Agreements for the participants of the well. We segregate the collections of pre-drilling Authorization for Expenditure (“AFE”) amounts and the gains and losses on the Turnkey Agreements are recorded in income or expense at the time of the casing point election in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 932-323-25 and 932-360. We manage the performance obligation for the well participants and only record revenue or expense at the time the performance obligation of the Turnkey Agreement has been satisfied.

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

	March 31, 2024	December 31, 2023
Cash and Cash Equivalents	$1,898,987	$2,202,521
Restricted Cash	2,407,800	3,325,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$4,306,787	$5,527,521

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

Other Receivables, net

Other receivables, net consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected. The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At March 31, 2024, and December 31, 2023, we maintained an allowance for uncollectable accounts of $1,809,485 and $1,837,551, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At March 31, 2024 and December 31, 2023, we do not have any financial assets measured and recognized at fair value on a recurring basis. We estimate asset retirement obligations (“ARO’s”) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the AROs are based on discounted cash flow projections using numerous estimates, assumptions, and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock, (“Preferred Stock”) has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. The Board of Directors authorized the issuance of the Preferred Stock, for the settlement of dividends accumulated through December 31, 2023. We accrued $215,221 and $205,556 for dividends related to the Preferred Stock for the first quarters of 2024 and 2023, respectively. Each quarter, we charge retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred Stock. For further information regarding the Preferred Stock see Note 3, below.

ACCOUNTING STANDARDS

Recently Adopted

None

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$5,700,221	$5,763,892
Undeveloped properties	3,812,920	778,839
Lease and well equipment	3,295,028	3,295,028
	12,808,169	9,837,759

Accumulated depletion, depreciation & amortization	(7,528,946)	(7,443,661)
Net capitalized costs Total	5,279,223	2,394,098

Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,103,362	1,103,362
	1,143,423	1,143,423
Accumulated depreciation	(1,136,113)	(1,135,619)
	7,310	7,804
Net capitalized costs Total	$5,286,533	$2,401,902

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

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its’ carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During the three months ended March 31, 2024, we incurred an impairment loss of $56,209. No impairment losses were incurred during the three months ended March 31, 2023.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. We record all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At March 31, 2024, and December 31, 2023, we had Deferred Drilling Obligations of $10,911,927 and $9,761,927, respectively.

If we are unable to drill the wells, and a suitable replacement well is not found, we would retain the non-refundable portion of the contract and return the remaining funds to the participant. Included in Restricted Cash are amounts for use in completion of turnkey drilling in progress.

Losses on properties sold are recognized when incurred or when the properties are held for sale and the fair value of the properties is less than the carrying value.

NOTE 3 – SERIES B PREFERRED STOCK

The Preferred Stock is convertible at the option of the security holder at the rate of ten shares of common stock for one share of Preferred Stock. The Preferred Stock has never been registered under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) and no market exists for the Preferred Stock. Additionally, the Preferred Stock will automatically convert into shares of common stock at any time in which the Volume Weighted Average Price (“VWAP”) of our common stock exceeds $3.50 per share for 20 consecutive trading days, the shares of our common stock are registered under the Securities Exchange Act of 1934, as amended, and the trading volume of shares of our common stock exceed 200,000 shares per day. Beginning in 2020, the holders of the Preferred Stock became entitled to vote the number of shares of our common stock into which the shares of Preferred Stock would be entitled to convert.

In accordance with ASC 480-10-S99-1.02, we have determined that the conversion or redemption of the Preferred Stock are outside the sole control of the Company and that they should be classified in mezzanine or temporary equity as redeemable noncontrolling interest beginning at the reporting period ended June 30, 2020.

For 2023 and 2022, the board authorized the payment of each quarterly dividend on shares of Preferred Stock, as Paid-In-Kind shares to be paid immediately following the end of the quarter. For the quarter ending March 31, 2024, we accrued a value of $215,221. During 2023 and 2022 no cash was used to pay dividends on shares of the Preferred Stock.

NOTE 4 – INCOME (LOSS) PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended
	March 31, 2024		March 31, 2023
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(770,110)	(770,110)	$1,002,344	1,002,344
Less: Preferred Stock Dividend	-	-	205,556	205,556
Less: Preferred Stock Dividend In Arrears	215,221	215,221	-	-
Net Income (Loss) Attributable to Common Shareholders	$(985,331)	(985,331)	$796,788	796,788
Weighted average common shares outstanding	71,349,685	71,349,685	61,876,957	61,876,957
Effect of dilutive securities	-	-	-	27,113,307
Weighted average common shares, including Dilutive effect	71,349,685	71,349,685	61,876,957	88,990,264
Per share basic and fully diluted:
Basic Income (Loss) per share	$(0.01)	(0.01)	$0.01	0.01
Fully diluted Income (Loss) per share	$(0.01)	(0.01)	$0.01	0.01

For the three months ended March 31, 2024 and 2023, we had dilutive securities of 24,664,550 and 27,113,307, respectively. During the period in 2024, these securities were not included in the dilutive loss per share, due to their antidilutive nature.

NOTE 5 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At the end of 2015, management reviewed the reliability of our net deferred tax assets, and due to our continued cumulative losses in recent years, the we concluded it is not “more-likely-than-not” our deferred tax assets will be realized. As a result, we will continue to record a full valuation allowance against the deferred tax assets in 2024.

NOTE 6 – ISSUANCE OF COMMON STOCK

In April 2023, CIC RMX LP (“CIC”) exercised in full its warrant to purchase shares of our common stock. CIC elected to make a cashless exercise of the warrant and as a result we issued 3,266,055 shares of our common stock to CIC. During the three months ended March 31, 2024, in lieu of cash payments for board fees, we issued 1,299,641 shares of common stock valued at approximately $36,000 to board members. During the three months ended March 31, 2023, no common stock was issued in lieu of cash payments for salaries and board fees.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

We measure our allowance for losses on other receivables including, under ASC 326. The following table summarizes the activity in the balance of allowance for credit losses on other receivables for the period indicated:

Balance at December 31, 2022	$2,757,549
Provision for credit loss	-
Write-offs charged against the allowance	8,104
Balance at March 31, 2023	$2,749,445

Balance at December 31, 2023	$1,837,551
Provision for credit loss	30,958
Write-offs charged against the allowance	59,024
Balance at March 31, 2024	$1,809,485

NOTE 8 – RELATED PARTY NOTES PAYABLE

On February 7, 2024 the board of directors approved a debt facility of up to $3 million. On February 9, 2024, Royale Energy, Inc. entered into a Secured Term Loan Note with Walou Investments, LP, a Texas limited partnership, which is under the direct and indirect control of Johnny Jordan, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors. In addition, Mr. Jordan is the beneficial owner of approximately 14.8% of the Company’s issued and outstanding common stock. The initial loan to the Company was $1,400,000 which was received on February 9, 2024. The outstanding principal balance of the loan has an interest rate of 18.0%. The Company began making monthly interest payments on March 1, 2024, and will continue until the maturity date, August 1, 2025, when the unpaid principal balance becomes due. The loan is secured by a deed of trust, which was recorded in Ector County, Texas and covers, among other things, certain oil and gas assets in Ector County, Texas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the SEC, press releases, conferences or otherwise, may be deemed to be “forward-looking statements” within the meaning of Section 21E of the Exchange Act. This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, sources and availability of financing, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand, and industry conditions. While we believe our forward-looking statements are based upon reasonable assumptions, we can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and those described from time to time in our future reports filed with the SEC.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2024, and 2023, we had a net loss of $770,110 and net income of $1,002,344, respectively. The difference was primarily due to the gain on turnkey drilling recognized during the three months ended March 31, 2023, where we recognized a gain of $1,594,354 upon the completion of one oil well in Texas and participating in the drilling and completion of an oil well in the Texas Permian basin.

During the first three months of 2024, revenues from oil and gas production increased $85,214 or 15.3%, to $643,665 from revenues of $558,451 during the first three months of 2023. This increase was mainly due to higher oil and gas production volumes during the quarter in 2024. The net sales volume of oil and condensate for the three months ended March 31, 2024, was approximately 7,804 barrels with an average price of $71.68 per barrel, versus 4,761 barrels with an average price of $73.03 per barrel for the first three months of 2023. This represents an increase in net sales volume of 3,043 barrels or 63.9%, which was due to higher production volumes due to drilling efforts during 2023. The net sales volume of natural gas for the three months ended March 31, 2024, was approximately 32,659 Mcf with an average price of $2.56 per Mcf, versus 30,119 Mcf with an average price of $6.94 per Mcf for the same period in 2023. This represents an increase in net sales volume of 2,540 Mcf or 8.4%. The increase in natural gas production volume was also due to wells that were drilled and began production in 2023.

Oil and natural gas lease operating expenses decreased by $143,043 or 24.8%, to $432,754 for the three months ended March 31, 2024, from $575,797 for the same period in 2023. This decrease was due to the receipt of water disposal recovery fees of $52,090 received during the quarter in 2024 which began in April 2023 as we converted an existing non-producing oil well into a water injection well to reduce water disposal hauling costs paid to outside vendors.

The aggregate of supervisory fees and other income was $16,269 and $13,374 for the three months ended March 31, 2024 and 2023, respectively, an increase of $2,895 mainly due to higher interest income during the period in 2024.

Depreciation, depletion and amortization expense increased to $87,026 from $59,432, an increase of $27,594 or 46.4% for the three months ended March 31, 2024, as compared to the same period in 2023. The depletion rate is calculated using production as a percentage of reserves. The increase in depletion expense was due to a decrease in expected recoverable reserves which increased the depletion rate.

At March 31, 2024, Royale Energy had a Deferred Drilling Obligation of $10,911,927. During the first three months of 2024, although we participated in the drilling and completion of a well in the Texas Permian basin, we did not book turnkey gains or losses as we waited for final costs to come through. At March 31, 2023, Royale Energy had a Deferred Drilling Obligation of $6,840,855. During the first three months of 2023, we removed $2,561,610 of drilling obligations as we completed one oil well in our Texas Jameson field and participated in the drilling and completion of another oil well in the Permian Basin in Texas, while incurring expenses of $967,256, resulting in a gain of $1,594,354.

General and administrative expenses decreased by $9,157 or 2.0% from $456,481 for the three months ended March 31, 2023, to $447,324 for the same period in 2024. For the first three months of 2024, marketing expenses decreased $28,827 or 32.5% to $59,992, compared to $88,819 for the first three months of 2023. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated exhibition and travel costs.

Legal and accounting expense increased to $279,539 for the three-month period in 2024, compared to $27,892 for the same period in 2023, a $251,647 or 902% increase. This increase was primarily due to the audit fees completed and expensed in the first quarter in 2024, but in 2023 was recognized during the 2nd quarter of 2023 when the audit was performed.

During the three months ended March 31, 2024, we recorded lease impairments of $56,209 on various lease and land costs in our California natural gas fields where the carrying value exceeded the fair value, no lease impairments were recorded in the first three months of 2023. During the period in 2024, we also recorded Bad Debts expense of $30,958 which arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment (“P&A”) and our period end oil and natural gas reserve values. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful. During the three months ended March 31, 2023, we recorded a Gain on Other of $54,975 as we reconciled employee related items previously recorded as liabilities. During the period in 2023, we recorded a write down of $9,840 on certain well equipment that was either written down to its current market value or written off as it was no longer usable.

Interest expense for the three months ended March 31, 2024, and 2023, were $36,242 and $549, respectively. The higher 2024 interest expense was due to the $1.4 million note payable obtained in February 2024, discussed in Note 8.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2024, we had current assets totaling $9,150,930 and current liabilities totaling $18,558,560, a $9,407,630 working capital deficit. We had $1,898,987 in cash and $2,407,800 in restricted cash at March 31, 2024, compared to $2,202,521 in cash and $3,325,000 in restricted cash at December 31, 2023.

In accordance with ASC 480-10-S99, we reclassified the Series B Convertible Preferred Stock from Permanent Equity to Mezzanine capital as a result of the change in voting rights provided at the time of issuance. For more information, see Note 3 – Series B Convertible Preferred Stock.

At March 31, 2024, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $1,021,854 compared to $1,036,401 at December 31, 2023, a $14,547 or 1.4% decrease. At March 31, 2024, revenue receivable was $547,006, a decrease of $331,372, compared to $878,378 at December 31, 2023, due to commodity prices during the first quarter in 2024. At March 31, 2024, our accounts payable and accrued expenses totaled $6,038,704 an increase of $556,630 from the accounts payable at December 31, 2023 of $5,482,074, which was mainly due to higher trade payables due mainly to drilling costs during the first quarter 2024.

We have had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $9,407,630 and an accumulated deficit of $91,308,620. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If we are unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on our business, results of operations, financial position, and liquidity. Management has plans to continue to increase revenues by making commitments to participate with industry partners in drilling wells in the Permian basin and will also continue to drill and workover wells in our Texas Jameson field. Although there are no assurances, Management believes that expected increases in revenue together with reduced capital expenditures for drilling will allow the company to meet its liquidity needs through the remainder of the year.

Operating Activities. Net cash used by operating activities totaled $579,264 and $895,002 for the three months ended March 31, 2024 and 2023, respectively. This difference in cash was mainly due to an increase in accounts payable and accrued expenses during the period in 2024 mainly due to drilling and lease costs when compared to a decrease in accounts payables during the period in 2023.

Investing Activities. Net cash used by investing activities totaled $2,038,357 for the three months ended March 31, 2024, while Net cash provided by investing activities totaled $654,249 for the three months ended March 31, 2023. During the three-month period in 2024, we received approximately $1.2 million in Drilling Funds while our drilling and lease expenditures were approximately $3.2 million as we continue to participate in drilling and obtain lease interests in the Permian basin. During the three-month period in 2023, we received approximately $1.3 million in Drilling Funds while our drilling expenditures were $618,251 as we drilled and completed one Texas oil well and participated in the drilling and completion of a Texas Permian basin oil well.

Financing Activities. Net cash provided by financing activities totaled $1,396,877 for the three months ended March 31, 2024. Net cash used in financing activities totaled $2,926 for the three months ended March 31, 2023. The difference in cash was due to receipt of $1.4 million from the note payable discussed in Note 8. During the three-month periods in 2024 and 2023, the totals were also used for principal payments on our financing lease payments.

Critical Accounting Estimates

Our critical accounting policies are further disclosed in Note 1 to the consolidated financial statements included in our 2023 Annual Report on Form 10-K.

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

As of December 31, 2023, our management, including our Chief Executive and Chief Financial Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, the company concluded that there was a material weakness in our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the review by the CFO and CEO, the material weakness was identified as listed below.

●

In connection with the audit of our 2023 and 2022 consolidated financial statements, management has identified a material weakness that exists because we did not maintain effective controls over our financial close and reporting process, and has concluded that the financial close and reporting process needs additional formal procedures to ensure that appropriate reviews occur on all financial reporting analysis. Management has designed and implemented updated control procedures that we believe will mitigate this material weakness and is monitoring these procedures for effectiveness.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the actions described above, that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

10.1

Secured Term Loan dated as of February 9, 2024 among Royale Energy, Inc., as borrower, Walou Investments, LP as administrative agent for the lenders, and Walou Investments, LP, as lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2024.

10.2

Deed of Trust, Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production dated as of February 15, 2024, executed by Royale Energy Funds, Inc., as mortgagor, to Johnny Jordan, as Trustee, for the benefit of Agent, as mortgagee. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2024.

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

ROYALE ENERGY, INC.

Date: May 15, 2024	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: May 15, 2024	/s/ Ronald Lipnick
Ronald Lipnick, Chief Financial Officer