Form 10-Q
period 2024-06-30
Royale Energy, Inc.
filed 2024-08-14
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

At Aug 2, 2024, a total of 71,863,829 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$1,449,068	$2,202,521
Restricted Cash	4,182,800	3,325,000
Other Receivables, net	698,006	1,036,401
Revenue Receivables	394,383	878,378
Prepaid Expenses	620,600	558,169
Deferred Drilling Costs	644,443	1,669,149
Total Current Assets	7,989,300	9,669,618

Right of Use Assets - Leases	210,421	254,008
Other Assets	589,865	589,865
Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	4,967,971	2,401,902
Total Assets	$13,757,557	$12,915,393

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	(unaudited)
Current Liabilities:
Accounts Payable and Accrued Expenses	$6,116,199	$5,482,074
Royalties Payable	611,833	612,925
Due to RMX Resources, LLC	23,087	23,087
Accrued Liabilities	432,320	215,693
Asset Retirement Obligation - Current	675,000	675,000
Deferred Drilling Obligation	9,465,832	9,761,927
Operating Leases - Current	80,118	83,230
Total Current Liabilities	17,404,389	16,853,936

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Note Payable to Related Parties	1,400,000	-
Operating Leases - Long-Term	130,200	171,439
Asset Retirement Obligation	4,146,151	4,151,847
Total Liabilities	26,003,550	24,100,032

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3.5% annual dividend, 2,466,455 and 2,444,885 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively.	24,664,543	24,448,850

Stockholders' Equity (Deficit):
Common Stock, .001 Par Value, 280,000,000 Shares Authorized, 71,863,829 and 70,564,188 shares issued and outstanding as of June 30, 2024 and December 31, 2023.	71,863	70,564
Additional Paid in Capital	54,653,936	54,619,236
Accumulated Deficit	(91,636,335)	(90,323,289)
Total Stockholders' Equity (Deficit)	(36,910,536)	(35,633,489)
Total Liabilities and Stockholders' Equity (Deficit)	$13,757,557	$12,915,393

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues:
Oil, NGL and Gas Sales	$545,746	$430,293	$1,189,411	$988,744
Supervisory Fees and Other	13,989	11,299	30,258	111,966
Total Revenues	559,735	441,592	1,219,669	1,100,710

Costs and Expenses:
Oil and Gas Lease Operating	347,371	439,005	780,125	1,102,095
Depreciation, Depletion and Amortization	110,153	114,475	197,179	173,907
Well Equipment Write Down	-	-	-	9,840
Lease Impairment	6,845	-	63,054	-
Legal and Accounting	62,625	245,251	342,164	273,143
Bad Debt Expense	145,086	-	176,044	-
Marketing	81,781	58,072	141,773	146,891
General and Administrative	380,707	421,688	828,031	878,169
Total Costs and Expenses	1,134,568	1,278,491	2,528,370	2,584,045

Gain (Loss) on Turnkey Drilling	527,715	(254,972)	527,715	1,339,382

Loss From Operations	(47,118)	(1,091,871)	(780,986)	(143,953)
Other Income (Expense):
Interest Expense	(63,498)	(507)	(99,740)	(1,056)
Other Gain	-	57,003	-	111,978
Total Other Income (Expense)	(63,498)	56,496	(99,740)	110,922
Loss Before Income Tax Expense	(110,616)	(1,035,375)	(880,726)	(33,031)

Net Loss	(110,616)	(1,035,375)	(880,726)	(33,031)
Less: Preferred Stock Dividend	217,099	209,644	432,320	415,200
Net Loss available to common stock	$(327,715)	$(1,245,019)	$(1,313,046)	$(448,231)

Shares used in computing Basic Net Loss per share	71,863,529	65,322,646	71,606,757	63,609,320

Basic and Diluted (Loss) Per Share	$(0.00)	(0.02)	(0.02)	(0.01)
Shares used in computing Diluted Net Loss per share	71,863,529	65,322,646	71,606,757	63,609,320
Diluted Net Income (Loss) per Share	$(0.00)	(0.02)	(0.02)	(0.01)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2024, AND 2023

	For the Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(880,726)	$(33,031)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	197,179	173,907
Gain on Turnkey Drilling Programs	(527,715)	(1,339,382)
Lease Impairment	63,054	-
Bad Debt Expense	176,044	-
Well Equipment Write Down	-	9,840
Stock Based Compensation	35,999	108,001
Gain on Other	-	(111,978)
Right of use asset depreciation	5,508	5,499
(Increase) Decrease in:
Other & Revenue Receivables	646,346	264,719
Prepaid Expenses	(62,431)	(565,490)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(380,356)	(170,389)
Royalties Payable	(1,092)	-
Net Cash Used in Operating Activities	(728,190)	(1,658,304)

CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(3,636,191)	(2,647,274)
Proceeds from Turnkey Drilling Programs	3,075,000	2,622,500
Net Cash Used by Investing Activities	(561,191)	(24,774)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable to Related Party	1,400,000	-
Principal Payments on Long-Term Debt	(6,272)	(5,895)
Net Cash Provided by (used in) Financing Activities	1,393,728	(5,895)

Net Increase (decrease) in Cash and Cash Equivalents	104,347	(1,688,973)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,527,521	3,900,134

Cash, Cash Equivalents, and Restricted Cash at End of Period	$5,631,868	$2,211,161
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$99,740	$1,056
Cash Paid for Taxes	$7,950	$6,150

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Accounts Payable for Oil and Gas Properties	1,000,000	-
Increase in Capital Accrued Balance	14,481	96,339
Series B Paid-In-Kind Dividends	432,320	415,200

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(UNAUDITED)

	Common Stock
	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total Stockholders' Deficit
	Common Shares	Common Amount	APIC	ACD	Total
December 31, 2022 Balance	61,876,957	$61,876	$54,447,923	$(87,646,402)	$(33,136,603)
Cashless Warrant Exercise Issuance	3,266,055	3,266	(3,266)	-	$-
Stock Issued in lieu of Compensation	2,541,176	2,542	105,459	-	$108,001
Preferred Series B 3.5% Dividend	-	-	-	(415,200)	(415,200)
Net Loss	-	-	-	(33,031)	(33,031)
June 30, 2023 Balance	67,684,188	$67,684	$54,550,116	$(88,094,633)	$(33,476,833)

	Common Shares	Common Amount	APIC	ACD	Total
December 31, 2023 Balance	70,564,188	$70,564	$54,619,236	$(90,323,289)	$(35,633,489)
Stock Issued in lieu of Compensation	1,299,641	1,299	34,700	-	35,999
Preferred Series B 3.5% Dividend	-	-	-	(432,320)	(432,320)
Net Loss	-	-	-	(880,726)	(880,726)
June 30, 2024 Balance	71,863,829	$71,863	$54,653,936	$(91,636,335)	$(36,910,536)

	Common Stock
	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total Stockholders' Deficit
	Common Shares	Common Amount	APIC	ACD	Total
March 31, 2023 Balance	61,876,957	$61,876	$54,447,923	$(86,849,614)	$(32,339,815)
Cashless Warrant Exercise Issuance	3,266,055	3,266	(3,266)	-	$-
Stock Issued in lieu of Compensation	2,541,176	2,542	105,459	-	$108,001
Preferred Series B 3.5% Dividend	-	-	-	(209,644)	(209,644)
Net Loss	-	-	-	(1,035,375)	(1,035,375)
June 30, 2023 Balance	67,684,188	$67,684	$54,550,116	$(88,094,633)	$(33,476,833)

	Common Shares	Common Amount	APIC	ACD	Total
March 31, 2024 Balance	71,863,829	$71,863	$54,653,936	$(91,308,620)	$(36,582,821)
Preferred Series B 3.5% Dividend	-	-	-	(217,099)	(217,099)
Net Loss	-	-	-	(110,616)	(110,616)
June 30, 2024 Balance	71,863,829	$71,863	$54,653,936	$(91,636,335)	$(36,910,536)

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

The consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or for any other period.

Liquidity and Going Concern

The Company’s primary sources of liquidity have historically been issuances of common stock, oil and gas sales through ongoing operations and the sale of oil and gas properties. There are factors that give rise to substantial doubt about our ability to meet liquidity demands, and we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, the sale of oil and natural gas property participation interests through our normal course of business and the sale of non-strategic assets.

At June 30, 2024, our consolidated financial statements reflect a working capital deficiency of $9,415,089, and an accumulated deficit of $91,636,335. We had a net loss of $880,726 for the six months ended June 30, 2024. These factors indicate that there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported equity.

Use of Estimates

The accompanying financial statements have been prepared in conformity with GAAP and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the estimate of the Company’s oil and gas reserves prepared by an independent engineering consultant. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proven reserves. Estimated reserves are used in the calculation of depletion, depreciation and amortization, unevaluated property costs, impairment of oil and natural gas properties, estimated future net cash flows, taxes, and contingencies.

Revenue Recognition

A significant portion of our revenues are derived from the sale of crude oil, condensate, natural gas liquids (“NGLs”) and natural gas under spot and term agreements with our customers as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Oil & Condensate Sales	$514,240	$359,566	$1,073,598	$707,224
Natural Gas Sales	30,335	69,962	114,070	278,844
NGL Sales	1,171	765	1,743	2,676
Total	$545,746	$430,293	$1,189,411	$988,744

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

We often serve as the operator for jointly owned oil and gas properties. As part of this role, we perform activities to explore, develop and produce oil and gas properties in accordance with the applicable joint operating arrangement and collective decisions of the joint parties. Other working interest owners reimburse us for costs incurred based on our agreements. We determined that these activities are not performed as part of customer relationships, and such reimbursements are recorded as cost reimbursements.

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

Restricted Cash

Prior to commencement of drilling, we classify Drilling Funds as restricted cash based on guidance codified under ASC 230-10-50-8. In the event that progress payments are made from these funds, they are recorded as Prepaid Expenses and Other Current Assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	June 30, 2024	December 31, 2023
Cash and Cash Equivalents	$1,449,068	$2,202,521
Restricted Cash	4,182,800	3,325,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$5,631,868	$5,527,521

Equity Method Investments

Investments in entities over which we have significant influence, but not control, are accounted for using the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by the equity method investees and is reflected in revenue and other income in our condensed consolidated statements of operations. Equity method investments are included as noncurrent assets on the consolidated balance sheet. Currently, the Company has no equity investments.

Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred as called for under ASC 323. When a loss is deemed to have occurred and is other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in income.

Other Receivables, net

Other receivables, net, consist of joint interest billing receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected. The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At June 30, 2024, and December 31, 2023, we maintained an allowance for uncollectable accounts of $1,945,518 and $1,837,551, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

Fair Value Measurements

According to the Fair Value Measurements and Disclosures Topic of the FASB ASC, assets and liabilities that are measured at fair value on a recurring and nonrecurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables users of its financial statements to assess the inputs used to develop those measurements and for recurring fair value measurements using significant unobservable inputs and the effect of the measurements on earnings for the period.

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

At June 30, 2024 and December 31, 2023, we do not have any financial assets measured and recognized at fair value on a recurring basis. We estimate asset retirement obligations (AROs) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the ARO's are based on discounted cash flow projections using numerous estimates, assumptions, and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock (“Preferred Stock”) has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. The Board of Directors authorized the issuance of additional shares of the Preferred Stock, for the settlement of dividends paid in kind and accumulated through December 31, 2023. We accrued $432,320 and $415,200 for dividends related to the Preferred Stock for the first half of 2024 and 2023, respectively. Each quarter, we charge retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred Stock. For further information regarding the Preferred Stock see Note 3, below.

ACCOUNTING STANDARDS

Recently Adopted

None

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$5,693,895	$5,763,892
Undeveloped properties	3,610,837	778,839
Lease and well equipment	3,295,028	3,295,028
	12,599,760	9,837,759

Accumulated depletion, depreciation & amortization	(7,638,604)	(7,443,661)
Net capitalized costs Total	4,961,156	2,394,098

Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,103,362	1,103,362
	1,143,423	1,143,423
Accumulated depreciation	(1,136,608)	(1,135,619)
	6,815	7,804
Net capitalized costs Total	$4,967,971	$2,401,902

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

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its’ carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During the six months ended June 30, 2024, we incurred an impairment loss of $63,054. No impairment losses were incurred during the six months ended June 30, 2023.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. We record all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At June 30, 2024, and December 31, 2023, we had Deferred Drilling Obligations of $9,465,832 and $9,761,927, respectively.

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

NOTE 3 – SERIES B PREFERRED STOCK

The Preferred Stock is convertible at the option of the security holder at the rate of ten shares of common stock for one share of Preferred Stock. The Preferred Stock has never been registered under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), and no market exists for the Preferred Stock. Additionally, the Preferred Stock will automatically convert into shares of common stock at any time in which the Volume Weighted Average Price (“VWAP”) of our common stock exceeds $3.50 per share for 20 consecutive trading days, the shares of our common stock are registered under the Exchange Act, and the trading volume of shares of our common stock exceed 200,000 shares per day. Beginning in 2020, the holders of the Preferred Stock became entitled to vote the number of shares of our common stock into which the shares of Preferred Stock would be entitled to convert.

In accordance with ASC 480-10-S99-1.02, we have determined that the conversion or redemption of the Preferred Stock are outside the sole control of the Company and that they should be classified in mezzanine or temporary equity as redeemable noncontrolling interest beginning at the reporting period ended June 30, 2020.

For 2023, the board authorized the payment of each quarterly dividend on shares of Preferred Stock as additional shares of Preferred Stock to be Paid-In-Kind and to be paid immediately following the end of the quarter. For the quarter ending June 30, 2024, we accrued a value of $217,099. During 2023 and 2022 no cash was used to pay dividends on shares of the Preferred Stock.

NOTE 4 – INCOME (LOSS) PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(110,616)	(110,616)	$(1,035,375)	$(1,035,375)
Less: Preferred Stock Dividend	217,099	217,099	209,644	209,644
Net Income (Loss) Attributable to Common Shareholders	(327,715)	(327,715)	(1,245,019)	(1,245,019)
Weighted average common shares outstanding	71,863,529	71,863,529	65,322,646	65,322,646
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	71,863,529	71,863,529	65,322,646	65,322,646
Per share:
Net (Loss)	$(0.00)	$(0.00)	$(0.02)	$(0.02)

	Six Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(880,726)	(880,726)	$(33,031)	$(33,031)
Less: Preferred Stock Dividend	432,320	432,320	415,200	415,200
Net Income (Loss) Attributable to Common Shareholders	(1,313,046)	(1,313,046)	(448,231)	(448,231)
Weighted average common shares outstanding	71,606,757	71,606,757	63,609,320	63,609,320
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	71,606,757	71,606,757	63,609,320	63,609,320
Per share:
Net (Loss)	$(0.02)	$(0.02)	$(0.01)	$(0.01)

For the six and three months ended June 30, 2024 and 2023, we had dilutive securities of 24,664,550 and 24,025,410, respectively. During the six and three month periods in 2024 and 2023, these securities were not included in the dilutive loss per share, due to their antidilutive nature.

NOTE 5 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Prior to 2022, management reviewed the reliability of our net deferred tax assets, and due to our continued cumulative losses in recent years, we concluded it is not “more-likely-than-not” our deferred tax assets will be realized. As a result, we will continue to record a full valuation allowance against the deferred tax assets in 2024.

	For the six months ended
	June 30, 2024	June 30, 2023

Tax benefit computed at statutory rate of 21% at June 30, 2024 and 2023, respectively	$(184,953)	(6,936)

Increase (decrease) in taxes resulting from:
Other non-deductible expenses	393	775
Change in valuation allowance	184,560	6,161
Provision (benefit)	$-	$-

NOTE 6 – ISSUANCE OF COMMON STOCK

In April 2023, CIC RMX LP (“CIC”) exercised in full its warrant to purchase shares of our common stock. CIC elected to make a cashless exercise of the warrant and as a result we issued 3,266,055 shares of our common stock to CIC. During the six months ended June 30, 2024, in lieu of cash payments for board fees, we issued 1,299,641 shares of common stock valued at approximately $36,000 to board members. During the six months ended June 30, 2023, in lieu of cash payments for board fees, we issued 2,541,176 shares of common stock valued at approximately $108,001 to board members.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

We measure our allowance for losses on other receivables including, under ASC 326. The following table summarizes the activity in the balance of allowance for credit losses on other receivables for the period indicated:

Balance at December 31, 2022	$2,757,549
Provision for credit loss	0
Write-offs charged against the allowance	8,923
Balance at June 30, 2023	$2,748,626

Balance at December 31, 2023	$1,837,551
Provision for credit loss	176,044
Write-offs charged against the allowance	68,077
Balance at June 30, 2024	$1,945,518

NOTE 8 – NOTE PAYABLE TO RELATED PARTIES

On February 7, 2024, the Company’s board of directors approved a debt facility of up to $3 million. On February 9, 2024, Royale Energy, Inc. entered into a Secured Term Loan Note with Walou Investments, LP, a Texas limited partnership, which is under the direct and indirect control of Johnny Jordan, the Company’s Chief Executive Officer and a member of the Company’s board of directors. In addition, Mr. Jordan is the beneficial owner of approximately 14.8% of the Company’s issued and outstanding common stock. The initial loan to the Company was $1,400,000 which was received on February 9, 2024. The outstanding principal balance of the loan has an interest rate of 18.0%. The Company began making monthly interest payments on March 1, 2024, and will continue until the maturity date, August 1, 2025, when the unpaid principal balance becomes due. The loan is secured by a deed of trust, which was recorded in Ector County, Texas and covers, among other things, certain oil and gas assets in Ector County, Texas.  As of June 30, 2024, there was $1.4 million outstanding under the loan with Walou Investments, LP.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2024, and 2023, we had a net loss of $880,726 and $33,031, respectively. The difference was primarily due to the gain on turnkey drilling recognized during the six months ended June 30, 2023, where we recognized a gain of $1,339,3382 upon the completion of one oil well in Texas and participating in the drilling and completion of an oil well in the Texas Permian basin. During the three months ended June 30, 2024 and 2023, we had net losses of $110,616 and $1,035,375, respectively. The difference was due to a gain of $527,715 on turnkey drilling recognized during the second quarter of 2024 where we participated in the drilling of two Texas wells in the Permian basin.

During the first six months of 2024, revenues from oil and gas production increased $200,667 or 20.4%, to $1,189,411 during the period in 2024 from revenues of $988,744 during the first six months of 2023. This increase was mainly due to higher oil production volumes and higher oil commodity prices. The net sales volume of oil and condensate for the six months ended June 30, 2024, was approximately 14,280 barrels with an average price of $75.18 per barrel, versus 9,864 barrels with an average price of $71.69 per barrel for the six months of 2023. This represents an increase in net sales volume of 4,416 barrels or 44.8%, which was due to wells completed and put online during the latter half of 2023 and first half of 2024. The net sales volume of natural gas for the six months ended June 30, 2024, was approximately 61,073 Mcf with an average price of $1.87 per Mcf, versus 68,081 Mcf with an average price of $4.10 per Mcf for the same period in 2023. This represents a decrease in net sales volume of 7,008 Mcf or 10.3%. The decrease in natural gas production volume was also due to the natural declines on our wells. For the quarter ended June 30, 2024, revenues from oil and gas production increased $115,453 or 26.8% to $545,746 from the 2023 second quarter revenues of $430,293. This increase was also due to higher oil production volumes and oil commodity prices. The net sales volume of oil and condensate for the quarter ended June 30, 2024, was approximately 6,476 barrels with an average price of $79.41 per barrel, versus 5,104 barrels with an average price of $70.45 per barrel for the second quarter of 2023. This represents an increase in net sales volume of 1,372 barrels or 26.9% for the quarter in 2024. The net sales volume of natural gas for the quarter ended June 30, 2024, was approximately 28,414 Mcf with an average price of $1.07 per Mcf, versus 37,962 Mcf with an average price of $1.84 per Mcf for the second quarter of 2023. This represents an increase in net sales volume of 9,548 Mcf or 25.2% for the quarter in 2023.

Oil and natural gas lease operating expenses decreased by $234,677 or 23.1%, to $780,125 for the six months ended June 30, 2024, from $1,014,802 for the same period in 2023. For the second quarter in 2024, lease operating expenses decreased $91,634 or 20.9% from the same quarter in 2023. Both of these decreases were partially due to the receipt of water disposal recovery fees of $101,190 received during the six-month period in 2024 versus $87,293 received during the 2023 period, which began in April 2023 as we converted an existing non-producing oil well into a water injection well to reduce water disposal hauling costs paid to outside vendors, which also decreased our trucking costs. These decreases were also due lower equipment repairs on our Jameson field during the period in 2024 as we attempted to increase production during the period in 2023.

The aggregate of supervisory fees and other income was $30,258 for the six months ended June 30, 2024, a decrease of $81,708 from $111,966 during the same period in 2023. During the second quarter 2024, supervisory fees and other income increased $2,690 when compared to the quarter in 2023. These increases were mainly due to higher interest income on our bank balances.

Depreciation, depletion and amortization expense increased to $197,179 from $173,907, an increase of $23,272 or 13.4% for the six months ended June 30, 2024, as compared to the same period in 2023. During the second quarter 2024, depreciation, depletion and amortization expenses decreased $4,322 or 3.8%. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was due to a decrease in expected recoverable reserves which increased the depletion rate.

At June 30, 2024, Royale Energy had a Deferred Drilling Obligation of $9,465,832. During the first six months of 2024, we removed $3,371,095 of drilling obligations as we participated in the drilling and completion of two oil wells in the Texas Permian basin, while incurring expenses of $2,843,380, resulting in a gain of $527,715. At June 30, 2023, Royale Energy had a Deferred Drilling Obligation of $8,190,855. During the first six months of 2023, we removed $2,561,610 of drilling obligations as we completed one oil well in our Texas Jameson field and participated in the drilling and completion of an oil well in the Texas Permian basin, while incurring expenses of $1,222,228, resulting in a gain of $1,339,382.

General and administrative expenses decreased by $50,138 or 5.7% from $878,169 for the six months ended June 30, 2023 to $828,031 for the same period in 2024. For the second quarter 2024, general and administrative expenses decreased $40,981 or 9.7% when compared to the same period in 2023. These decreases were mainly due to lower employee related expenses due to cost reduction measures during the periods in 2024. For the first six months of 2024, marketing expenses decreased $5,118 or 3.5% to $141,773, compared to $146,891 for the first six months of 2023. For the second quarter 2024, marketing expenses increased $23,709 or 40.8% when compared to the second quarter in 2023. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $342,164 for the six-month period in 2024, compared to $273,143 for the same period in 2023, a $69,021 or 25.3%. This increase during the period in 2024 was primarily due to higher legal fees related to our debt facility entered into during the first quarter of 2024. For the second quarter 2024, legal and accounting expenses decreased $182,626 or 74.5%, when compared to the second quarter in 2023, primarily due to the delay in our 2022 audit and its related fees, which occurred during the second quarter 2023.

During the six months ended June 30, 2024, we recorded Bad Debts expense of $176,044 which arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment (“P&A”) and our period end oil and natural gas reserve values. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful. During the period in 2024, we also recorded lease impairments of $63,054 on various lease and land costs in our California natural gas fields where the carrying value exceeded the fair value, no lease impairments were recorded in the first six months of 2023. During the six months ended June 30, 2023, we recorded a Gain on Other of $54,975 as we reconciled employee related items previously recorded as liabilities. We also recorded a gain on other of approximately $57,000 on our share of prior years property tax refunds received by RMX Resources, LLC during the period in 2023. During the period in 2023, we recorded a write down of $9,840 on certain well equipment that was either written down to its current market value or written off as it was no longer usable.

Interest expense for the six months ended June 30, 2024, and 2023, were $99,740 and $1,056, respectively. The higher 2024 interest expense was due to the $1.4 million note payable obtained in February 2024, discussed in Note 8.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2024, we had current assets totaling $7,989,300 and current liabilities totaling $17,404,389, a $9,415,089 working capital deficit. We had $1,449,068 in cash and $4,182,800 in restricted cash at June 30, 2024, compared to $2,202,521 in cash and $3,325,000 in restricted cash at December 31, 2023.

At June 30, 2024, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $698,006 compared to $1,036,401 at December 31, 2023, a $338,395 or 32.6% decrease. This decrease was mainly due to lower accounts receivables from direct working interest owners for lease operating expenses from our Texas Jameson wells netted revenues. At June 30, 2024, revenue receivable was $394,383 a decrease of $483,995, compared to $878,378 at December 31, 2023, due to lower production volumes during the second quarter in 2024 when compared to the yearend 2023. At June 30, 2024, our accounts payable and accrued expenses totaled $6,116,199 an increase of $634,125 from the accounts payable at December 31, 2023 of $5,482,074, which was mainly due to higher trade payables due mainly to drilling costs during the first half of 2024.

We have had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $9,415,089 and an accumulated deficit of $91,636,335. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If we are unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on our business, results of operations, financial position, and liquidity. Management has plans to continue to increase revenues by making commitments to participate with industry partners in drilling wells in the Permian basin and will also continue to drill and workover wells in our Texas Jameson field. Although there are no assurances, Management believes that expected increases in revenue together with reduced capital expenditures for drilling will allow the company to meet its liquidity needs through the remainder of the year.

Operating Activities. Net cash used in operating activities totaled $728,190 and $1,658,304 for the six months ended June 30, 2024 and 2023, respectively. This difference in cash was mainly due to an increase in accounts payable and accrued expenses during the period in 2024 mainly due to drilling and lease costs when compared to a decrease in accounts payables during the period in 2023.

Investing Activities. Net cash used in investing activities totaled $561,191 and $24,774 for the six months ended June 30, 2024 and 2023, respectively. During the six-month period in 2024, we received approximately $3.1 million in drilling funds while our drilling and lease expenditures were approximately $3.6 million as we participated in the drilling and completion of two oil wells in the Texas Permian basin and obtained lease interests in the Permian basin. During the six-month period in 2023, we received approximately $2.62 million in drilling funds while our drilling expenditures were approximately $2.65 million as we drilled and completed one Texas oil well and participated in the drilling and completion of a Texas Permian basin oil well.

Financing Activities. Net cash provided by financing activities totaled $1,393,728 for the six months ended June 30, 2024. Net cash used in financing activities totaled $5,895 for the six months ended June 30, 2023. The difference in cash was due to receipt of $1.4 million from the note payable discussed in Note 8. During the six-month periods in 2024 and 2023, $6,272 and $5,895, respectively, were used for principal payments on our financing lease payments.

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

●

In connection with the audit of our 2023 consolidated financial statements, management has identified a material weakness that exists because we did not maintain effective controls over our financial close and reporting process, and has concluded that the financial close and reporting process needs additional formal procedures to ensure that appropriate reviews occur on all financial reporting analysis. Management has designed and implemented updated control procedures that we believe will mitigate this material weakness and is monitoring these procedures for effectiveness.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the actions described above, that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: August 14, 2024	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: August 14, 2024	/s/ Ronald Lipnick
Ronald Lipnick, Chief Financial Officer