Form 10-Q
period 2024-09-30
Royale Energy, Inc.
filed 2024-11-14
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

At November 1, 2024, a total of 96,600,302 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$1,737,465	$2,202,521
Restricted Cash	4,032,800	3,325,000
Other Receivables, net	622,921	1,036,401
Revenue Receivables	513,418	878,378
Prepaid Expenses	557,396	558,169
Deferred Drilling Costs	1,507,747	1,669,149
Total Current Assets	8,971,747	9,669,618

Right of Use Assets - Leases	261,129	254,008
Other Assets	589,865	589,865
Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	5,061,261	2,401,902
Total Assets	$14,884,002	$12,915,393

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	(unaudited)
Current Liabilities:
Accounts Payable and Accrued Expenses	$6,240,895	$5,482,074
Royalties Payable	611,833	612,925
Due to RMX Resources, LLC	23,087	23,087
Accrued Liabilities	653,730	215,693
Asset Retirement Obligation - Current	1,012,500	675,000
Deferred Drilling Obligation	11,328,332	9,761,927
Operating Leases - Current	92,152	83,230
Total Current Liabilities	19,962,529	16,853,936

Noncurrent Liabilities:
Accrued Liabilities - Long Term	1,306,605	1,306,605
Accrued Unpaid Guaranteed Payments	1,616,205	1,616,205
Notes Payable to Related Parties	1,400,000	-
Operating Leases - Long-Term	169,292	171,439
Asset Retirement Obligation	4,081,065	4,151,847
Total Liabilities	28,535,696	24,100,032

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3.5% annual dividend, 2,466,455 and 2,444,885 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	24,664,543	24,448,850

Stockholders' Equity (Deficit):
Common Stock, .001 Par Value, 280,000,000 Shares Authorized, 71,863,829 and 70,564,188 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	71,863	70,564
Additional Paid in Capital	54,653,936	54,619,236
Accumulated Deficit	(93,042,036)	(90,323,289)
Total Stockholders' Equity (Deficit)	(38,316,237)	(35,633,489)
Total Liabilities and Stockholders' Equity (Deficit)	$14,884,002	$12,915,393

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
Oil, NGL and Gas Sales	$559,709	$458,954	$1,749,120	$1,447,698
Supervisory Fees and Other	14,705	8,081	44,963	32,754
Total Revenues	574,414	467,035	1,794,083	1,480,452

Costs and Expenses:
Oil and Gas Lease Operating	512,400	316,363	1,292,525	1,331,165
Depreciation, Depletion and Amortization	56,547	57,317	253,726	231,224
Well Equipment Write Down	-	-	-	9,840
Lease Impairment	337,500	-	400,554	-
Legal and Accounting	142,950	95,667	485,114	368,810
Bad Debt Expense	103,447	-	279,491	-
Marketing	128,211	83,391	269,984	230,282
General and Administrative	369,646	384,373	1,197,677	1,262,542
Total Costs and Expenses	1,650,701	937,111	4,179,071	3,433,863

Gain (Loss) on Turnkey Drilling	-	(1,077)	527,715	1,338,305

Loss From Operations	(1,076,287)	(471,153)	(1,857,273)	(615,106)
Other Income (Expense):
Interest Expense	(108,004)	(327)	(207,744)	(1,383)
Other Gain	-	750	-	112,728
Net Loss	(1,184,291)	(470,730)	(2,065,017)	(503,761)
Less: Preferred Stock Dividend	221,410	213,807	653,730	629,007
Net Loss available to common stock	$(1,405,701)	$(684,537)	$(2,718,747)	$(1,132,768)

Shares used in computing Basic Net Loss per share	71,863,529	67,684,188	71,693,073	64,982,535

Basic and Diluted (Loss) Per Share	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Shares used in computing Diluted Net Loss per share	71,863,529	67,684,188	71,693,073	64,982,535
Diluted Net Income (Loss) per Share	$(0.02)	$(0.01)	$(0.04)	$(0.02)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,065,017)	$(503,761)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	253,726	231,224
Gain on Turnkey Drilling Programs	(527,715)	(1,338,305)
Lease Impairment	400,554	-
Bad debt expense	279,491	-
Well Equipment Write Down	-	9,840
Stock Based Compensation	35,999	108,001
Gain on Other	-	(112,728)
Right of use asset depreciation	6,615	8,252
(Increase) Decrease in:
Other & Revenue Receivables	498,949	342,440
Prepaid Expenses and Other Assets	773	777,558
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(263,667)	278,542
Royalties Payable	(1,092)	-
Net Cash Used in Operating Activities	(1,381,384)	(198,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(4,706,411)	(4,571,163)
Proceeds from Turnkey Drilling Programs	4,937,500	4,572,500
Net Cash Provided by Investing Activities	231,089	1,337

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Related Party Note Payable	1,400,000	-
Principal Payments on Long-Term Debt	(6,961)	(8,916)
Net Cash Provided by (Used in) Financing Activities	1,393,039	(8,916)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	242,744	(206,516)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,527,521	3,900,134

Cash, Cash Equivalents, and Restricted Cash at End of Period	$5,770,265	$3,693,618
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$207,744	$1,383
Cash Paid for Taxes	$8,050	$6,950

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(UNAUDITED)

	Common Stock
	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total Stockholders' Deficit
	Common Shares	Common Amount	APIC	ACD	Total
December 31, 2022 Balance	61,876,957	61,876	54,447,923	(87,646,402)	(33,136,603)
Cashless Warrant Exercise Issuance	3,266,055	3,266	(3,266)	-	-
Stock Issued in lieu of Compensation	2,541,176	2,542	105,459	-	108,001
Preferred Series B 3.5% Dividend	-	-	-	(629,007)	(629,007)
Net Loss	-	-	-	(503,761)	(503,761)
September 30, 2023 Balance	67,684,188	67,684	54,550,116	(88,779,170)	(34,161,370)

	Common Shares	Common Amount	APIC	ACD	Total
December 31, 2023 Balance	70,564,188	70,564	54,619,236	(90,323,289)	(35,633,489)
Stock Issued in lieu of Compensation	1,299,641	1,299	34,700	-	35,999
Preferred Series B 3.5% Dividend	-	-	-	(653,730)	(653,730)
Net Loss	-	-	-	(2,065,017)	(2,065,017)
September 30, 2024 Balance	71,863,829	71,863	54,653,936	(93,042,036)	(38,316,237)

	Common Stock
	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total Stockholders' Deficit
	Common Shares	Common Amount	APIC	ACD	Total
June 30, 2023 Balance	67,684,188	67,684	54,550,116	(88,094,633)	(33,476,833)
Preferred Series B 3.5% Dividend	-	-	-	(213,807)	(213,807)
Net Loss	-	-	-	(470,730)	(470,730)
September 30, 2023 Balance	67,684,188	67,684	54,550,116	(88,779,170)	(34,161,370)

	Common Shares	Common Amount	APIC	ACD	Total
June 30, 2024 Balance	71,863,829	71,863	54,653,936	(91,636,335)	(36,910,536)
Preferred Series B 3.5% Dividend	-	-	-	(221,410)	(221,410)
Net Loss	-	-	-	(1,184,291)	(1,184,291)
September 30, 2024 Balance	71,863,829	71,863	54,653,936	(93,042,036)	(38,316,237)

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

The consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or for any other period.

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

At September 30, 2024, our consolidated financial statements reflect a working capital deficiency of $10,990,782, and an accumulated deficit of $93,042,036. We had a net loss of $2,065,017 for the nine months ended September 30, 2024. These factors indicate that there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Revenue Recognition

A significant portion of our revenues are derived from the sale of crude oil, condensate, natural gas liquids (“NGLs”) and natural gas under spot and term agreements with our customers as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Oil & Condensate Sales	$504,915	379,959	1,578,513	1,087,183
Natural Gas Sales	53,896	77,239	167,966	356,083
NGL Sales	898	1,756	2,641	4,432
Total	$559,709	458,954	1,749,120	1,447,698

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

Crude oil and Condensate

For the crude oil and condensate sales agreements, we satisfy our performance obligations and recognize revenue once customers take control of the product at the designated delivery points, which include pipelines, trucks, or vessels.

Natural gas and NGLs

When selling natural gas and natural gas liquids (“NGLs”), we engage midstream entities to process our production stream by separating natural gas from the NGLs. Frequently, these midstream entities also purchase our natural gas and NGLs under the same agreements. In these situations, we determined the performance obligation is complete and satisfied at the tailgate of the processing plant when the natural gas and NGLs become identifiable and measurable products. We determined the plant tailgate is the point in time where control is transferred to midstream entities and they are entitled to significant risks and rewards of ownership of the natural gas and NGLs.

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

	September 30, 2024	December 31, 2023
Cash and Cash Equivalents	$1,737,465	$2,202,521
Restricted Cash	4,032,800	3,325,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$5,770,265	$5,527,521

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

Other Receivables, net

Other receivables, net, consist of joint interest billing receivables from direct working interest investors and industry partners. We account for expected credit losses on receivables using the Current Expected Credit Loss (CECL) methodology. Under this standard, an allowance for expected credit losses is established and adjusted based on historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. The allowance account is increased or decreased in response to changes in these factors, reflecting our best estimate of credit losses over the remaining life of the receivables.

All amounts considered uncollectible are charged against the allowance account, while recoveries of previously charged-off accounts are added back to the allowance. At September 30, 2024, and December 31, 2023, we maintained an allowance for expected credit losses of $2,023,302 and $1,837,551, respectively, primarily for receivables from direct working interest investors whose expenses on non-producing wells are unlikely to be collected from revenue.

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

At September 30, 2024 and December 31, 2023, we do not have any financial assets measured and recognized at fair value on a recurring basis. We estimate asset retirement obligations (AROs) pursuant to the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. The estimates of the fair value the ARO's are based on discounted cash flow projections using numerous estimates, assumptions, and judgements regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

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

Dividends on Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock (“Preferred Stock”) has an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. The Board of Directors authorized the issuance of additional shares of the Preferred Stock, for the settlement of dividends paid in kind and accumulated through December 31, 2023. We accrued $653,730 and $629,007 for dividends related to the Preferred Stock for the first nine months of 2024 and 2023, respectively. Each quarter, we charge retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred Stock.

ACCOUNTING STANDARDS

Recently Adopted

None

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$5,757,123	$5,763,892
Undeveloped properties	3,697,446	778,839
Lease and well equipment	3,295,028	3,295,028
	12,749,597	9,837,759

Accumulated depletion, depreciation & amortization	(7,694,657)	(7,443,661)
Net capitalized costs	5,054,940	2,394,098

Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,103,362	1,103,362
	1,143,423	1,143,423
Accumulated depreciation	(1,137,102)	(1,135,619)
	6,321	7,804
Net capitalized costs	$5,061,261	$2,401,902

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

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During the nine months ended September 30, 2024, we incurred an impairment loss of $400,554. No impairment losses were incurred during the nine months ended September 30, 2023.

Significant unproved properties are assessed for impairment individually, and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that Royale Energy expects to hold the properties. The valuation allowances are reviewed at least annually.

Upon the sale or retirement of a complete field of a proven property, we eliminate the cost, and the resulting gain or loss is recorded to the Consolidated Statement of Operations. Upon the sale of an entire interest in an unproved property where the property has been assessed for impairment individually, a gain or loss is recognized in the Consolidated Statement of Operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a recovery of the cost in the interest retained with any excess funds recognized as a gain. Should our turnkey drilling agreements include unproved property, total drilling costs incurred to satisfy our obligations are recovered by the total funds received under the agreements. Any excess funds are recorded as a Gain on Turnkey Drilling Programs, and any costs not recovered are capitalized and accounted for under the “successful efforts” method.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. We record all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At September 30, 2024, and December 31, 2023, we had Deferred Drilling Obligations of $11,328,332 and $9,761,927, respectively.

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

For 2023, the board authorized the payment of each quarterly dividend on shares of Preferred Stock as additional shares of Preferred Stock to be Paid-In-Kind and to be paid immediately following the end of the quarter. During 2024 and 2023 no cash was used to pay dividends on shares of the Preferred Stock.

On October 11, 2024, we entered into an agreement with all of our preferred shareholders, to exchange their shares of Preferred Stock, thereby eliminating the class of stock. For further information see Note 9 – Subsequent Events.

NOTE 4 – INCOME (LOSS) PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(1,184,291)	$(1,184,291)	$(470,730)	$(470,730)
Less: Preferred Stock Dividend	221,410	221,410	213,807	213,807
Net Income (Loss) Attributable to Common Shareholders	(1,405,701)	(1,405,701)	(684,537)	(684,537)
Weighted average common shares outstanding	71,863,529	71,863,529	67,684,188	67,684,188
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	71,863,529	71,863,529	67,684,188	67,684,188
Per share:
Net (Loss)	$(0.02)	$(0.02)	$(0.01)	$(0.01)

	Nine Months Ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(2,065,017)	$(2,065,017)	$(503,761)	$(503,761)
Less: Preferred Stock Dividend	653,730	653,730	629,007	629,007
Net Income (Loss) Attributable to Common Shareholders	(2,718,747)	(2,718,747)	(1,132,768)	(1,132,768)
Weighted average common shares outstanding	71,693,073	71,693,073	64,982,535	64,982,535
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	71,693,073	71,693,073	64,982,535	64,982,535
Per share:
Net (Loss)	$(0.04)	$(0.04)	$(0.02)	$(0.02)

For the nine and three months ended September 30, 2024 and 2023, we had dilutive securities of 24,664,550 and 24,235,050, respectively. During the nine and three month periods in 2024 and 2023, these securities were not included in the dilutive loss per share, due to their antidilutive nature.

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

	For the nine months ended
	September 30, 2024	September 30, 2023

Tax benefit computed at statutory rate of 21% at September 30, 2024 and 2023, respectively	$(433,654)	(104,425)

Increase (decrease) in taxes resulting from:
Other non-deductible expenses	682	969
Change in valuation allowance	432,972	103,456
Provision (benefit)	$-	$-

NOTE 6 – ISSUANCE OF COMMON STOCK

In April 2023, CIC RMX LP (“CIC”) exercised in full its warrant to purchase shares of our common stock. CIC elected to make a cashless exercise of the warrant and as a result we issued 3,266,055 shares of our common stock to CIC. During the nine months ended September 30, 2024, in lieu of cash payments for board fees, we issued 1,299,641 shares of common stock valued at approximately $36,000 to board members. During the nine months ended September 30, 2023, in lieu of cash payments for board fees, we issued 2,541,176 shares of common stock valued at approximately $108,001 to board members.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

We measure our allowance for losses on other receivables including, under ASC 326. The following table summarizes the activity in the balance of allowance for credit losses on other receivables for the period indicated:

Balance at December 31, 2022	$2,757,549
Provision for credit loss	0
Write-offs charged against the allowance	10,624
Balance at September 30, 2023	$2,746,925

Balance at December 31, 2023	$1,837,551
Provision for credit loss	279,491
Write-offs charged against the allowance	93,740
Balance at September 30, 2024	$2,023,302

NOTE 8 – NOTE PAYABLE TO RELATED PARTIES

On February 7, 2024, the Company’s board of directors approved a debt facility of up to $3 million. On February 9, 2024, Royale Energy, Inc. entered into a Secured Term Loan Note with Walou Investments, LP, a Texas limited partnership, which is under the direct and indirect control of Johnny Jordan, the Company’s Chief Executive Officer and a member of the Company’s board of directors. In addition, Mr. Jordan is the beneficial owner of approximately 14.8% of the Company’s issued and outstanding common stock, as of September 30, 2024. The initial loan to the Company was $1,400,000 which was received on February 9, 2024. The outstanding principal balance of the loan has an interest rate of 18.0%. The Company began making monthly interest payments on March 1, 2024, and will continue until the original maturity date, August 1, 2025, when the unpaid principal balance would become due. The loan is secured by a deed of trust, which was recorded in Ector County, Texas and covers, among other things, certain oil and gas assets in Ector County, Texas.  As of September 30, 2024, there was $1.4 million outstanding under the loan with Walou Investments, LP.

Effective September 30, 2024, the note was amended to extend the maturity date from August 1, 2025, to January 1, 2026, with no other terms amended. The loan is secured by a deed of trust recorded in Ector County, Texas, covering, among other things, certain oil and gas assets in Ector County, Texas. As of September 30, 2024, there was $1.4 million outstanding under the loan with Walou Investments, LP.

NOTE 9 – SUBSEQUENT EVENTS

Series B Preferred Stock Exchange and Redemption

On October 11, 2024, we entered into privately negotiated Exchange Agreements with holders of our Preferred Stock. Under these agreements, effective as of June 30, 2024, all 2,466,455 outstanding shares of Series B Preferred Stock, valued at $10 per share, with a total value of $24,664,550, were exchanged for a combination of 22,198,095 shares of common stock, senior notes totaling $2,466,455, and options to purchase 25,000,000 shares of common stock at an exercise price of $0.10 per share. Additionally, 50% of the overriding royalty interests in certain Alaska oil and gas properties and ownership in real property located in Kern County California, were transferred to a holding company owned by the preferred stockholders. As a result of these transactions, we no longer have any outstanding shares of Preferred Stock.

Release of Historical Liabilities

In conjunction with the exchange of the Preferred Stock, we also entered into Release Agreements with certain creditors to discharge approximately $2,820,423 of historical liabilities. These liabilities were settled through the issuance of 2,538,378 shares of common stock and additional senior notes totaling $282,042.

These transactions resulted in the complete redemption of the Preferred Stock, with 2,466,455 shares exchanged, and the satisfaction of related historical payment obligations, which we expect will have a material impact on the Company's capital structure and financial obligations.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2024, and 2023, we had a net loss of $2,065,017 and $503,761, respectively. The difference was due to gains on turnkey drilling recognized during the nine months ended September 30, 2024 and 2023, of $527,715 and $1,338,305, respectively. In addition, during the nine month period in 2024, we had higher lease impairments, bad debt expenses and interest expenses, more fully discussed below. During the three months ended September 30, 2024 and 2023, we had net losses of $1,184,291 and $470,730, respectively. The difference was also due to higher lease impairments, bad debt expenses and interest expenses recorded during the three month period in 2024 when compared to the period in 2023.

During the first nine months of 2024, revenues from oil and gas production increased $301,422 or 20.8%, to $1,749,120 in 2024 from revenues of $1,447,698 during the first nine months of 2023. This increase was mainly due to higher oil production volumes during the period in 2024. The net sales volume of oil and condensate for the nine months ended September 30, 2024, was approximately 21,079 barrels with an average price of $74.88 per barrel, versus 14,851 barrels with an average price of $73.20 per barrel for the nine months of 2023. This represents an increase in net sales volume of 6,228 barrels or 41.9%, which was due to wells completed and put online during the latter half of 2023 and first half of 2024. The net sales volume of natural gas for the nine months ended September 30, 2024, was approximately 91,255 Mcf with an average price of $1.84 per Mcf, versus 101,324 Mcf with an average price of $3.51 per Mcf for the same period in 2023. This represents a decrease in net sales volume of 10,069 Mcf or 9.9%. The decrease in natural gas production volume was also due to the natural declines of our wells. For the quarter ended September 30, 2024, revenues from oil and gas production increased $100,755 or 22.0% to $559,709 from the 2023 third quarter revenues of $458,954. This increase was also due to higher oil production volumes. The net sales volume of oil and condensate for the quarter ended September 30, 2024, was approximately 6,800 barrels with an average price of $74.25 per barrel, versus 4,987 barrels with an average price of $76.19 per barrel for the third quarter of 2023. This represents an increase in net sales volume of 1,813 barrels or 36.4% for the quarter in 2024. The net sales volume of natural gas for the quarter ended September 30, 2024, was approximately 30,182 Mcf with an average price of $1.79 per Mcf, versus 33,242 Mcf with an average price of $2.32 per Mcf for the third quarter of 2023. This represents a decrease in net sales volume of 3,060 Mcf or 9.2% for the quarter in 2023.

Oil and natural gas lease operating expenses decreased by $38,640 or 2.9%, to $1,292,525 for the nine months ended September 30, 2024, from $1,331,165 for the same period in 2023. This decrease was due to lower water disposal hauling costs paid to outside vendors, which decreased our trucking costs as we converted an existing non-producing oil well into a water injection well to reduce water disposal hauling costs in 2023. For the third quarter in 2024, lease operating expenses increased $196,037 or 62.0% from the same quarter in 2023, primarily due to repairs and restoration of well equipment in our Jameson field due to weather related damage.

The aggregate of supervisory fees and other income was $44,963 for the nine months ended September 30, 2024, an increase of $12,209 from $32,754 during the same period in 2023. During the third quarter 2024, supervisory fees and other income increased $6,624 when compared to the quarter in 2023. These increases were mainly due to higher interest income on our bank balances.

Depreciation, depletion and amortization expense increased to $253,726 from $231,224, an increase of $22,502 or 9.7% for the nine months ended September 30, 2024, as compared to the same period in 2023. During the third quarter 2024, depreciation, depletion and amortization expenses decreased $770 or 1.3%. The depletion rate is calculated using production as a percentage of reserves. The increase in depletion expense was due to a decrease in expected recoverable reserves which increased the depletion rate.

At September 30, 2024, Royale Energy had a Deferred Drilling Obligation of $11,328,332. During the first nine months of 2024, we removed $3,371,095 of drilling obligations as we participated in the drilling and completion of two oil wells in the Texas Permian basin, while incurring expenses of $2,843,380, resulting in a gain of $527,715. At September 30, 2023, Royale Energy had a Deferred Drilling Obligation of $9,761,927. At September 30, 2023, Royale Energy had a Deferred Drilling Obligation of $10,140,855. During the first nine months of 2023, we removed $2,561,610 of drilling obligations as we completed one oil well in our Texas Jameson field and participated in the drilling and completion of an oil well in the Texas Permian basin, while incurring expenses of $1,223,305, resulting in a gain of $1,338,305.

General and administrative expenses decreased by $64,865 or 5.1% from $1,262,542 for the nine months ended September 30, 2023 to $1,197,677 for the same period in 2024. For the second quarter 2024, general and administrative expenses decreased $14,727 or 3.8% when compared to the same period in 2023. These decreases were mainly due to lower employee and board related expenses due to cost reduction measures during the periods in 2024. For the first nine months of 2024, marketing expenses increased $39,702 or 17.2% to $269,984, compared to $230,282 for the first nine months of 2023. For the third quarter 2024, marketing expenses increased $44,820 or 53.8% when compared to the third quarter in 2023. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $485,114 for the nine-month period in 2024, compared to $368,810 for the same period in 2023, a $116,304 or 31.5%. This increase during the period in 2024 was primarily due to higher legal fees related to our debt facility entered into during the first quarter of 2024, and preparation of the transaction documents related to the conversion of the Series B Convertible Preferred shares described in Note 9. For the third quarter 2024, legal and accounting expenses increased $47,283 or 49.4%, when compared to the third quarter in 2023, primarily due to fees related to conversion document preparation.

During the nine months ended September 30, 2024, we recorded Bad Debts expense of $279,491 which arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment (“P&A”) and our period end oil and natural gas reserve values. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful. During the period in 2024, we also recorded lease impairments of $400,554 on various lease and land costs in our California fields where the carrying value exceeded the fair value, no lease impairments were recorded in the first nine months of 2023. During the nine months ended September 30, 2023, we recorded a gain on other of $54,975 as we reconciled employee related items previously recorded as liabilities. We also recorded a gain on other of approximately $57,000 on our share of property tax refunds for prior years received by RMX Resources, LLC during the period in 2023. During the period in 2023, we recorded a write down of $9,840 on certain well equipment that was either written down to its current market value or written off as it was no longer usable.

Interest expense for the nine months ended September 30, 2024, and 2023, were $207,744 and $1,383, respectively. The higher 2024 interest expense was due to the $1.4 million note payable obtained in February 2024, discussed in Note 8.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2024, we had current assets totaling $8,971,747 and current liabilities totaling $19,962,529, a $10,990,782 working capital deficit. We had $1,737,465 in cash and $4,032,800 in restricted cash at September 30, 2024, compared to $2,202,521 in cash and $3,325,000 in restricted cash at December 31, 2023.

At September 30, 2024, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $622,921 compared to $1,036,401 at December 31, 2023, a $413,480 or 39.9% decrease. This decrease was mainly due to lower accounts receivables from payment of Joint Interest Bills by direct working interest owners for lease operating expenses from our Texas Jameson wells. At September 30, 2024, revenue receivable was $513,418 a decrease of $364,960, compared to $878,378 at December 31, 2023, due to lower production volumes during the third quarter in 2024 when compared to the year-end 2023. At September 30, 2024, our accounts payable and accrued expenses totaled $6,240,895 an increase of $758,821 from the accounts payable at December 31, 2023 of $5,482,074, which was mainly due to higher trade payables primarily related to drilling costs during the period in 2024.

We have had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $10,990,782 and an accumulated deficit of $93,042,036. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If we are unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on our business, results of operations, financial position, and liquidity. Management plans to continue to increase revenues by making commitments to participate with industry partners in drilling wells in the Permian basin and will also continue to drill and workover wells in our Texas Jameson field. Although there are no assurances, Management believes that expected increases in revenue together with reduced capital expenditures for drilling will allow the company to meet its liquidity needs through the remainder of the year.

Operating Activities. Net cash used in operating activities totaled $1,381,384 and $198,937 for the nine months ended September 30, 2024 and 2023, respectively. This difference in cash was mainly due to an increase in accounts payable and expenses during the period in 2024 mainly due to drilling and lease costs when compared to the period in 2023.

Investing Activities. Net cash provided by investing activities totaled $231,089 and $1,337 for the nine months ended September 30, 2024 and 2023, respectively. During the nine-month period in 2024, we received approximately $4.9 million in drilling funds while our drilling and lease expenditures were approximately $4.7 million as we participated in the drilling and completion of two oil wells in the Texas Permian basin and obtained lease interests in the Permian basin. During the nine-month period in 2023, we received approximately $4.6 million in drilling funds while our drilling expenditures were approximately $4.6 million as we drilled and completed one Texas oil well and participated in the drilling and completion of a Texas Permian basin oil well.

Financing Activities. Net cash provided by financing activities totaled $1,393,039 for the nine months ended September 30, 2024. Net cash used in financing activities totaled $8,916 for the nine months ended September 30, 2023. The difference in cash was due to receipt of $1.4 million from the note payable discussed in Note 8. During the nine-month periods in 2024 and 2023, $6,961 and $8,916, respectively, were used for principal payments on our financing lease payments.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the actions described above, that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

10.1	Amendment to Secured Term Loan Note effective as of September 30, 2024, by and between Royale Energy, Inc. and Walou Investments, LP.
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	18 U.S.C. § 1350 Certification
32.2	18 U.S.C. § 1350 Certification
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: November 14, 2024	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: November 14, 2024	/s/ Ronald Lipnick
Ronald Lipnick, Chief Financial Officer