Form 10-K
period 2024-12-31
Royale Energy, Inc.
filed 2025-04-09
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024	Commission File No. 000-055912

ROYALE ENERGY, INC.

(Name of registrant in its charter)

Delaware	81-4596368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At June 30, 2024, the end of the registrant’s most recently completed second fiscal quarter; the aggregate market value of Common Stock held by non-affiliates was $1,545,769.

At March 18, 2025, 96,600,302 shares of the registrant’s Common Stock were outstanding.

Forward Looking Statements

This Annual Report on Form 10-K (herein, “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report regarding our strategy, future operations, financial position, estimated revenues and expenses, projected costs, prospects, plans, and objectives of management are forward-looking statements. When used in this Annual Report, the words “may,” “will,” “could,” “would,” “should,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “plan,” “pursue,” “target,” “continue,” “potential,” “guidance,” “project,” or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include:

●	our significant working capital deficit and our ability to continue as a going concern;
●	declines or volatility in the prices we receive for our oil and natural gas;
●	our ability to raise additional capital;
●	our ability to generate sufficient net cash provided by operating activities, borrowings, or other sources to enable us to fully develop and produce our oil and natural gas properties;
●	general economic conditions, whether internationally, nationally, or in the regional and local market areas in which we do business;
●	risks associated with drilling, including completion risks, cost overruns, mechanical failures, and the drilling of noneconomic wells or dry holes;
●	uncertainties associated with estimates of proved oil and natural gas reserves;
●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;
●	the effects of inflation on our cost structure;
●	substantial declines in the estimated values of our proved oil and natural gas reserves;
●	our ability to replace our oil and natural gas reserves;
●	the potential for production decline rates and associated production costs for our wells to be greater than we forecast;
●	cost and availability of drilling rigs, and related equipment, supplies, personnel, and oilfield services;
●	the timing and extent of our success in acquiring, discovering, developing, and producing oil and natural gas reserves;
●	our dependence on the availability, use, and disposal of water in our drilling, completion, and production operations;
●	significant competition for oil and natural gas acreage and acquisitions;
●	environmental or other governmental regulations;
●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;

●	our ability to find and retain highly skilled personnel and our ability to retain key members of our management team on commercially reasonable terms;
●	adverse weather conditions;
●	costs and liabilities associated with environmental, health, and safety laws;
●	social unrest, political instability, or armed conflict in major oil and natural gas producing regions outside the United States, including evolving geopolitical and military hostilities in the Middle East, Russia and Ukraine and acts of terrorism or sabotage; and
●	our insurance coverage may not adequately cover all losses that may be sustained in connection with our business activities.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date that such statements are made. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise

We use our website as a channel of distribution for Company information. We make available free of charge on the Investor Relations section of our website (https://www.royl.com/investor/) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. We also make available through our website other reports filed with or furnished to the Securities and Exchange Commission (“SEC”) under the Exchange Act including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics and our Audit Charter of our Board of Directors. Paper copies of our filings are also available, without charge upon written request. Please email requests to ir@royl.com or call 800-447-8505. The information contained on our website is not part of this Report.

ROYALE ENERGY, INC.

PART I

Item 1 Description of Business

Royale Energy, Inc. (“Royale” or the “Company”) is an independent oil and natural gas producer incorporated under the laws of Delaware. Royale’s principal lines of business are the production and sale of oil and natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale. Royale was incorporated in Delaware in 2017 and is the successor by merger (as described below) to Royale Energy Funds, Inc., a California corporation formed in 1983. On December 31, 2024, Royale and its consolidated subsidiaries had 11 full-time employees.

Royale Business

Royale and its subsidiaries own wells, leases, and proved and non-proved reserves of oil and gas located mainly in Mitchell County and Ector County, Texas and in the Sacramento Basin and San Joaquin Basin in California, as well as in, Oklahoma. Royale also owns an overriding royalty interest in a discovery in Alaska. Royale usually sells a portion of the working interest in each well it drills or participates with third-party participants and retains a portion of the prospect for its own account. Selling part of the working interest to others allows Royale to reduce its drilling risk by owning a diversified inventory of properties with less of its own funds invested in each drilling prospect, than if Royale owned all the working interest and paid all drilling and development costs of each prospect itself. Royale generally sells working interests in its prospects to accredited investors (as defined in Regulation D of the SEC) in securities offerings exempt from registration with federal and state securities regulators. The prospects are typically bundled into multi-well investments, which permit the third-party investors to diversify their investments by investing in several wells instead of investing in single well prospects.

During its fiscal year ended December 31, 2024, Royale continued to explore and develop oil and natural gas properties with concentration in Texas. In 2024, Royale participated in the drilling of four gross (0.0722 net) wells, which were all commercially productive. Royale’s estimated total reserves were approximately 1.8 BCFE (billion cubic feet equivalent) at both December 31, 2024 and 2023. According to the reserve reports prepared by Netherland, Sewell & Associates, Inc., Royale’s independent petroleum engineers, the net reserve value of its proved developed and undeveloped reserves was approximately $11.0 million at December 31, 2024, based on the average Henry Hub natural gas price spot price of $2.13 per MCF and for oil volumes, the average West Texas Intermediate price of $76.32 per barrel as applied on a field-by-field basis. Netherland, Sewell & Associates, Inc. supplied reserve value estimates for all of the Company’s California, Texas, and Oklahoma properties.

Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.

Proved developed reserves are estimated quantities of oil, natural gas and natural gas liquids (“NGL”) that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed producing reserves are reserves that can be expected to be recovered from existing wells and completions with existing equipment and operating methods.

Proved developed nonproducing reserves are hydrocarbons in a potentially producing horizon penetrated by a wellbore, the production of which has been postponed pending completion activities and the installation of surface equipment or gathering facilities or pending the production of hydrocarbons from another formation penetrated by the wellbore. The hydrocarbons are classified as proved developed but nonproducing reserves.

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

Our standardized measure of discounted future net cash flows or “PV-10” at December 31, 2024, of our reserves was estimated to be $4,394,986. This figure was calculated by subtracting our estimated future income tax expense from the net reserve value of proved developed and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows. PV-10 is the present value of estimated future revenues, discounted at 10% annually, to be generated from the production of proved reserves determined in accordance with the SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to (i) non-property related expenses such as general and administrative expenses, debt service, and future income tax expense, and (ii) depreciation, depletion and amortization. A calculation of our standardized measure of discounted future net cash flow is contained in Note 17 to our Financial Statements, Supplemental Information about Oil and Gas Producing Activities (Unaudited) – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities.

Royale reported a gain on turnkey drilling in connection with the drilling of wells on a “turnkey contract” basis in the amount of $1,607,677 for the year ended December 31, 2024. For the year ended December 31, 2023, Royale reported a gain on turnkey drilling in the amount of $2,107,500. We cannot assure that gains of this type will occur in 2025 or if they do, they will be of similar magnitude.

In addition to Royale’s own staff, Royale hires independent contractors to drill, test, complete and equip the wells that it drills. Approximately 97% of Royale’s total revenue for the year ended December 31, 2024, came from sales of oil and natural gas from production of its wells in the amount of $2,164,241. In 2023, this amount was $2,114,026, which represented 98% of Royale’s total revenues for the respective periods presented. See Note 2 to our Financial Statements.

Plan of Business

Royale acquires interests in oil and natural gas reserves and sponsors private working interest participations. Royale believes that its stockholders are better served by diversification of its investments among individual drilling prospects. Through its private placement sale of working interest in certain oil and gas properties, Royale can acquire interests and develop oil and natural gas properties with greater diversification of risk and still receive an interest in the revenues and reserves produced from these properties. By selling some of its working interest in most projects, Royale decreases the amount of its investment required in the projects and diversifies its oil and gas property holdings, to reduce the risk of concentrating a large amount of its capital in a few projects that may not be successful.

After acquiring the leases or lease participation, Royale drills or participates in the drilling of development and exploratory oil and natural gas wells on a property. Royale pays its proportionate share of the actual cost of drilling, testing, and completing the wells to the extent that it retains all or any portion of the working interest.

Royale also sells fractional working interests in undeveloped wells to finance part of the drilling cost. A drilling contract that calls for a company to drill a well, for a fixed price, to a specified depth or geological formation is called a “turnkey contract.” When Royale sells fractional working interests in undeveloped property to raise capital to drill oil and natural gas wells, generally it agrees to drill these wells on a turnkey contract basis, so that the holders of the fractional interests prepay a fixed amount for the drilling and completion of a specified number of wells. Under a turnkey contract, Royale may record a gain if total funds received to drill a well were more than the actual cost to drill those wells including costs incurred on behalf of the participants and costs incurred for its own account.

Although Royale does not usually address whether investors have a right to participate in subsequent wells in the same area of interest as a proposed well, it is the Company’s policy to typically offer to investors in a successful well the right to participate in subsequent wells at the same percentage level as their working interest investment in the prior successful well.

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

Royale generally operates the wells it completes. As operator, we receive fees set in line with industry standards from the owners of fractional interests in the wells as well as expense reimbursements. For the year ended December 31, 2024, Royale charged overhead from the operation of the wells in the amount of $430,680, which were an offset to general and administrative expenses. In 2023, such amount was $401,233. At December 31, 2024, Royale operated wells in California and Texas. Royale also has non-operating interests in wells in California, Texas, and Oklahoma.

Royale currently sells most of its California natural gas production through Pacific Gas & Electric (“PG&E”) pipelines to independent customers on a monthly contract basis, while some gas is delivered through privately owned pipelines to independent customers. Since many users are willing to make such purchase arrangements, we believe the loss of any one customer would not affect our overall sales operations.

All oil and natural gas properties are depleting assets in which production naturally decreases over time as the finite amount of existing reserves are produced and sold. It is Royale’s business as an oil and natural gas exploration and production company to continually search for new development properties. The Company’s success will ultimately depend on its ability to continue locating and developing new oil and natural gas resources. Oil demand is subject to global demand and prices can fluctuate widely. The future market is likely to be subject to continued price dynamics. Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have fluctuated unpredictably throughout the year.

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

Regulation

Federal and state laws and regulations affect, to some degree, the production, transportation, and sale of oil and natural gas from Royale’s operations. States in which Royale operates have statutory provisions regulating the production and sale of oil and natural gas, including provisions regarding deliverability. These statutes, along with the regulations interpreting them, generally are intended to prevent waste of oil and natural gas and to protect correlative rights to produce oil and natural gas by assigning allowable rates of production to each well or proration unit.

On September 16, 2022, California Governor Gavin Newsom signed Senate Bill No. 1137 (SB 1137) into law, prohibiting the issuance of well permits and the construction and operation of new production facilities within a “health protection zone” of 3,200 feet from certain sensitive receptors, such as homes, schools, nursing homes, or hospitals. This law also imposed additional health, safety, and environmental requirements on existing wells within these zones. We and our industry partner, RMX Resources, LLC (RMX), operate wells, production facilities, and future drilling locations within these health protection zones.

In December 2022, proponents of a voter referendum initiated a challenge to SB 1137 (the “Referendum”) and collected the requisite signatures to place SB 1137 on the November 2024 ballot. On February 3, 2023, the California Secretary of State certified that the requisite number of signatures had been submitted and validated for the Referendum to become duly qualified for the November 2024 ballot. By law, the effectiveness of a statute challenged in its entirety by a duly validated Referendum is stayed until it has been approved by the voters at the required election. Thus, the implementation of SB 1137’s provisions was stayed as of February 3, 2023, until the Referendum challenge could be resolved by a vote of the California electorate on November 5, 2024.

However, on June 27, 2024, the oil industry withdrew its referendum challenging SB 1137, allowing the law to take effect immediately. This development means that the restrictions and requirements outlined in SB 1137 are now in force, impacting our operations within the designated health protection zones. Consequently, certain undeveloped drilling locations are now restricted, and our participation in future drilling efforts with RMX within these zones is significantly deterred. Additionally, we cannot predict any future actions the State of California or other parties may take that could further limit our ability to drill in certain areas.

In September 2024, Governor Newsom signed additional laws aimed at reducing oil and gas pollution near neighborhoods, further increasing the regulatory burden affecting our operations in California.

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

Item  1B  Unresolved Staff Comments

None.

Item  1C  Cybersecurity

Risk Management and Strategy

The Company’s cybersecurity environment is led by our third-party information technology (IT) contractor, which, in addition to cybersecurity matters, oversees the Company’s IT infrastructure.  The IT contractor is responsible for monitoring and managing the security of the Company’s corporate network and enterprise systems, including technical controls, and safety protocols and responding to security threats.

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

The Company’s IT contractor is primarily responsible for the day-to-day operation of the Company’s cybersecurity program and for identifying cybersecurity threats and incidents and managing the material risks associated with the cybersecurity threats. The Company’s IT contractor engages third-party vendors and cybersecurity consortiums periodically for cybersecurity-related guidance and certifications.  In the event of a cybersecurity incident, the Company’s process calls for the IT contractor, our Chief Executive Officer and our Chief Financial Officer, to work to assess and respond to the incident and provide briefings to the Audit Committee of the Board of Directors.

The Audit Committee is responsible for providing oversight over management’s processes to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate any incidents. The Audit Committee also reports material cybersecurity risks to the Board. We believe this risk management process provides visibility and oversight to allow the Board and executive leadership team to make timely, data-driven decisions ensuring that the Company, its employees, investors, and partners are adequately protected.

As of and for the year ended December 31, 2024, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Item 2 Description of Property

Since 1993, Royale had concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California. In the last few years it has moved its focus to Mitchell County and Ector County, Texas. In 2024, Royale participated in the drilling of four gross (0.0722 net) oil wells in Texas all of which are productive.

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

Following is a discussion of Royale’s significant oil and natural gas properties. Reserves at December 31, 2024, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc., registered professional petroleum engineers, in accordance with reports submitted to Royale on February 17, 2025.

California

Royale owns interests in nine gas fields with locations ranging throughout the Sacramento Basin in California. At December 31, 2024, Royale operated 10 wells and owns interests in 13 non-operated gas wells in Northern California and 8 non-operated oil wells in Southern and Central California. Our California estimated total proven, developed, and undeveloped net reserves are approximately 0.160 BCFE, according to Royale’s independently prepared reserve report as of December 31, 2024.

Texas

At December 31, 2024, Royale owned and operated interests in 26 oil wells in its Jameson field. Additionally, Royale owns interests in six non-operated oil wells in the Permian Basin in Texas and three non-operated gas wells, two located in Oklahoma and one located in Texas. Our Texas estimated total producing, developed, and undeveloped reserves are approximately 277.6 million barrels of oil equivalent (“MBOE”) , according to Royale’s independently prepared reserve report as of December 31, 2024. Barrel of oil equivalent or BOE is determined using a ratio of six Mcf of natural gas equal to one barrel of oil equivalent. The ratio does not assume price equivalency and, given price differentials, the price for a BOE for natural gas differs significantly from the price for a barrel of oil. A barrel of NGL also differs significantly in price from a barrel of oil.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2024, Royale owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	2,401.02	1,784.84	3,097.25	996.80
All Other States	7,465.00	7,465.00	0.00	0.00
Total	9,866.02	9,249.84	3,097.25	996.80

MMBoe is one million BOE, determined using a ratio of six Mcf of natural gas equal to one BOE.

Gross and Net Productive Wells

As of December 31, 2024 and 2023, Royale owned interests in the following oil and gas wells in both gross and net:

	2024		2023
	Gross Wells	Net Wells	Gross Wells	Net Wells
Natural Gas	26	10.0838	28	10.8831
Oil	40	21.1191	38	20.8226
Total	66	31.2029	66	31.7057

Drilling Activities

The following table sets forth Royale’s drilling activities during the years ended December 31, 2024 and 2023. All wells are located in the continental U.S., in California and Texas.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2023	Exploratory	0	0	0	0	0
	Developmental	4	3	1	0.3321	0.5679

2024	Exploratory	0	0	0	0	0
	Developmental	4	4	0	0.0722	0

a)	An exploratory well is one that is drilled in search of new oil and natural gas reservoirs, or to test the boundary limits of a previously discovered reservoir. A developmental well is one drilled on a previously known productive area of an oil and natural gas reservoir with the objective of completing that reservoir.
b)	Gross wells represent the number of actual wells in which Royale owns an interest. Royale’s interest in these wells may range from 1% to 100%.
c)	A producing well is one that produces oil and/or natural gas that is being purchased on the market.
d)	A dry well is a well that is not deemed capable of producing hydrocarbons in paying quantities.
e)	One “net well” is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as a whole number or a fraction.

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

	2024	2023
Net volume
Oil (BBL)	26,573	22,399
Gas (MCF)	116,406	128,160
MCFE	275,846	262,554

Average sales price
Oil (BBL)	$72.83	$74.27
Gas (MCF)	$1.94	$3.47

Net production costs and taxes	$1,983,173	$1,731,670

Lifting costs (per MCFE)	$7.19	$6.60

Reserve Estimates

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. Our internal processes and controls surrounding this process are routinely tested. We also retain outside independent engineering firms to prepare estimates of our proved reserves. Management reviews and approves our reserve estimates, whether prepared internally or by third parties. Our Chief Executive Officer oversaw our outside independent engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”), in connection with the preparation of their estimates of our proved reserves as of December 31, 2024. We also regularly communicate with NSAI throughout the year regarding technical and operational matters critical to our reserve estimations. Our Chief Executive Officer, with input from other members of management, is responsible for the selection of our third-party engineering firms and review of the reports generated. Our Chief Executive Officer has over 39 years of experience in the oil and natural gas industry and is a graduate of the University of Oklahoma with a degree in Chemical Engineering. During his career, he has had various relevant responsibilities in technical and leadership roles including asset management, drilling and completions, production engineering, reservoir engineering and reserves management, economic evaluations and field development in U.S. onshore projects. The third-party engineering reports are also provided to our Audit Committee.

Net Proved Oil and Natural Gas Reserves

Category	Oil (MBBL)	Natural Gas (MMCF)
PROVED
Developed:
California	25.820	1.950
Texas	126.730	233.750
All other states	-	2.620
Undeveloped:
California	-	-
Texas	86.190	154.450
All other states	-	-
TOTAL PROVED	238.740	392.770
Prices used:	$76.32	$2.13

As of December 31, 2024, Royale had proved developed reserves of 238,310 MCF and total proved reserves of 392,760 MCF of natural gas. As of December 31, 2024, Royale also had proved developed oil and NGL combined reserves of 152,550 BBL and total proved oil and NGL combined reserves of 238,740 BBL.

As of December 31, 2023, Royale had proved developed reserves of 357,940 MCF and total proved reserves of 473,540 MCF of natural gas. For the same period, Royale also had proved developed oil and NGL combined reserves of 138,060 BBL and total proved oil and NGL combined reserves of 217,780 BBL.

During 2024, our overall proved developed and undeveloped oil reserves increased by 9.6% and our previously estimated proved developed and undeveloped oil reserve quantities were revised upward by approximately 32 thousand barrels. This upward revision was mainly the result of an increase in proved undeveloped oil reserves from drilling locations which the Company had previously estimated. Our overall proved developed and undeveloped natural gas reserves decreased by 17.1% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised upward by approximately 4 thousand cubic feet of natural gas. This upward revision was mainly the result of an increase in proved undeveloped natural gas reserves from drilling locations which the Company had previously estimated.

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

Item 4 Mine Safety Disclosures

Not Applicable

PART II

Item 5 Market for Common Equity and Related Stockholder Matters

There is no established trading market for Royale’s Common Stock, which is quoted on the OTC QB Market under the symbol “ROYL.” As of December 31, 2024, 96,600,302 shares of Common Stock were held by approximately 3,052 stockholders.  The following table reflects the high and low quarterly bid prices as reported on the OTC QB Market from January 2023 through December 2024:

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2023	$0.06	$0.04	$0.06	$0.04	$0.05	$0.03	$0.04	$0.02
2024	$0.07	$0.02	$0.07	$0.03	$0.08	$0.03	$0.07	$0.04

The OTC QB Market is not an exchange, and any over the counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Transfer Agent

The Company utilizes the independent transfer agent services of American Stock Transfer & Trust Company as its transfer agent.

Dividends

The Board of Directors did not declare cash dividends in either 2024 or 2023. The Board of Directors did declare dividends during 2024 and 2023 on the preferred stock to be Paid In Kind (“PIK”) of 65,372 and 84,470 shares with a respective par value of $653,730 and $844,700, as more fully set forth in Note 5 to our Financial Statements.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2024, Royale Energy, Inc. issued the following unregistered securities in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation D thereunder:

Shares Issued for Compensation

The Company issued 1,299,641 shares of common stock to its officers, directors, and consultants in lieu of cash compensation for services rendered. These shares were issued at prevailing market prices or pursuant to existing contractual arrangements, and no underwriters were involved.

Shares Issued Upon Conversion of Preferred Stock

On October 11, 2024, Royale completed a significant equity restructuring in which it issued 22,198,095 shares of common stock to former holders of Series B 3.5% Convertible Preferred Stock, representing approximately 90% of the total preferred stock retired. Additionally, 2,538,378 shares were issued for conversion of accrued preferred dividends, resulting in a total of 24,736,473 shares issued related to the preferred equity conversion.

Shares Issued Upon Conversion of Debt

As part of the same restructuring transaction, the Company also issued common stock to settle approximately $3 million in historical liabilities, including certain outstanding debt. The specific number of shares issued in connection with debt settlement was not separately disclosed but was included as part of the equity issued in the restructuring.

All of the above issuances were conducted without general solicitation, and the recipients were either accredited investors or had access to such information as would be required to make an informed investment decision. No underwriters or placement agents were involved, and no commissions were paid.

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

Overview

Royale is an independent oil and natural gas producer. Royale’s principal lines of business are the production and sale of oil and natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale. Since 1993, Royale has acquired and developed producing and non-producing natural gas properties in California. In December 2018, Royale became the operator of a newly acquired field in Texas. The most significant factors affecting the results of operations are (i) changes in oil and natural gas prices, production levels and reserves, (ii) turnkey drilling activities, and (iii) the increase in future cost associated with abandonment of wells.

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

The Company’s Financial Statements include its pro rata ownership of wells. The Company usually sells to third-party participants a portion of the working interest in each well it drills or participates in, and retains a portion of the prospect for its own account. All results, successful or not, are included at its pro-rata ownership amounts: revenue, expenses, assets, and liabilities as defined in FASB ASC 932-323-25 and 932-360.

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

Impairment analyses are generally based on proved reserves. An asset group would be impaired if the undiscounted cash flows were less than its’ carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During 2024 and 2023, impairment losses of $400,719 and $1,599,001, respectively, were recorded on various capitalized lease and land costs where the carrying value exceeded the fair value or where the leases were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. The Company records a liability for all funds invested as deferred drilling obligations until each individual well is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At December 31, 2024 and 2023, Royale had deferred drilling obligations of $11,457,996 and $9,761,927 respectively.

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

Going Concern

At December 31, 2024, the Company has an accumulated deficit of $93,504,469, a working capital deficiency of $10,010,933 and a stockholders’ deficit of $12,329,315. As a result, our financial statements include a “going concern qualification” reflecting substantial doubt as to our ability to continue as a going concern. See Note 1 to our audited financial statements. We do not possess funds necessary to implement our 2025 budget. Royale is continuing its drilling efforts with its direct working interest owners. In addition, we are exploring commitments to provide additional financing, but there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, needed to fully fund our 2025 drilling budget and to support future operations.

Results of Operations for the Year Ended December 31, 2024, as Compared to the Year Ended December 31, 2023

For the year ended December 31, 2024, we had a net loss of $2,159,016 compared to the net loss of $1,832,187 during the year in 2023. Total revenues from operations in 2024 were $2,227,035, an increase of $66,441 or 3.1%, from the total revenues of $2,160,594 in 2023, due to higher oil production volumes due to drilling activity during 2024. Total expenses for operations in 2024 were $5,706,355, a decrease of $504,684 or 8.1%, from total expenses of $6,211,039 in 2023, mainly due to lower lease impairments during 2024.

During the year ended 2024, revenues from oil and gas production increased $50,215 or 2.4% to $2,164,241 from the 2023 revenues of $ 2,114,026. This increase was mainly due to higher oil production volumes due to 2024 drilling activity. The net sales volume of oil and condensate for the year ended December 31, 2024 was approximately 26,573 barrels of oil with an average price of $72.83 versus approximately 22,399 barrels with an average price of $74.27 per barrel, in 2023. This represents an increase in net sales volume of approximately 4,174 barrels or 18.6%, which was higher due to wells completed and put online in 2024 and at the end of 2023. The net sales volume of natural gas for the year ended December 31, 2024, was approximately 116,406 Mcf with an average price of $1.94 per Mcf, versus 128,160 Mcf with an average price of $3.47 per Mcf for the year in 2023. This represents a decrease in net sales volume of approximately 11,754 Mcf or 9.2%. The decrease in natural gas production volume was due to lower production volumes on existing wells due to natural declines.

Oil and natural gas lease operating expenses increased by $251,503 or 14.5%, to $1,983,173 for the year ended December 31, 2024, from $1,731,670 for the year in 2023. This increase was mainly due to repairs and restoration of well equipment in our Texas Jameson field due to weather related damage. When measuring lease operating costs on a production or lifting cost basis, in 2024, the $1,983,173 equates to a $7.19 per Mcfe lifting cost versus a $6.60 per Mcfe lifting cost in 2023.

The aggregate of Supervisory Fees and Other Revenue was $62,794 for year ended December 31, 2024, an increase of $16,226 or 34.8% from $46,568 during the year in 2023. This increase was mainly due to higher interest income received in 2024 due to our higher cash balances.

Depreciation, depletion and amortization expense decreased to $308,523 from $346,866, a decrease of $38,343 or 11.1% for the year ended December 31, 2024, as compared to 2023. The depletion rate is calculated using production by comparing capitalized cost to the recoverable reserves remaining. The decrease in depreciation expense was due to a increase in expected recoverable reserves which decreased the depletion rate.

General and administrative expenses decreased by $91,275 or 5.3% from $1,725,015 for the year ended December 31, 2023, to $1,633,740 in 2024. This decrease was due to lower board related expenses due to cost reduction measures and higher overhead offsets in 2024 when compared to 2023. Legal and accounting expense increased to $582,413 in 2024, compared to $435,372 in 2023, a $147,041 or 33.8% increase. This increase was primarily due to higher legal fees related to our debt facility entered into during the first quarter of 2024, and preparation of the transaction documents related to the conversion of the Series B Convertible Preferred shares described in Note 14. Marketing expense for the year ended December 31, 2024, decreased $3,381, or 1.0%, to $347,044, compared to $350,425 for the year in 2023. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

At December 31, 2024, Royale had a Deferred Drilling Obligation of $11,457,996. During 2024, we removed $6,562,721 of drilling obligations as we participated in drilling and completion of four gross (0.0722 net) successful oil wells in the Texas Permian basin, while incurring expenses of $4,955,045, resulting in a gain of $1,607,677. At December 31, 2023, Royale had a Deferred Drilling Obligation of $9,761,927. During 2023, we removed $6,228,038 of drilling obligations as we completed one gross (0.3176 net) oil well in our Texas Jameson field and participated in drilling and completion of two gross (0.0145 net) successful oil wells in the Texas Permian basin and one dry well in southern California, while incurring expenses of $4,120,538, resulting in a gain of $2,107,500.

During 2024, we recorded Credit Loss expense of $450,743 which arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment (“P&A”) and our period end oil and natural gas reserve values. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful. During the period in 2024, we also recorded lease impairments of $400,719 on various lease and land costs in our California fields where the carrying value exceeded the fair value. During 2024, we also recorded a gain on sale of assets of $17,500 as we received a credit for well equipment sold during a 2021 sales transaction. During 2023, we recorded lease impairments of $1.6 million on lease and land costs in our California fields where the carrying value exceeded the fair value. In 2023, we recorded a gain on other of $54,975 as we reconciled employee related items previously recorded as liabilities. In 2023, we also recorded a gain on other of approximately $57,000 on our share of prior years property tax refunds received by RMX Resources, LLC. During 2023, we recorded a write down of $22,690 on certain well equipment that were either written down to their current market value or written off as they were no longer useable.

Interest expense for the year ended December 31, 2024 and 2023, was $304,873 and $1,970, respectively. The higher 2024 interest expense was due to the $1.4 million note payable obtained in February 2024, discussed in Note 15 and the new notes payable related to the debt restructuring, discussed in Note 14.

In 2024 and 2023, we did not have an income tax expense due to the use of a percentage depletion carryover valuation allowance created from the current and past operations resulting in an effective tax rate less than the new federal rate of 21% plus the relevant state rates (mostly California, 8.8%).

Capital Resources and Liquidity

At December 31, 2024, Royale had current assets totaling $10,155,158 and current liabilities totaling $20,166,091, a $10,010,933 working capital deficit. We had cash and cash equivalents at December 31, 2024 of $1,877,163 and restricted cash of $6,025,000 compared to cash and cash equivalents of $2,202,521 and restricted cash of $3,325,000 at December 31, 2023.

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

At December 31, 2024, our other receivables net, which consists of joint interest billing receivables from direct working interest participants and industry partners, totaled $868,429, compared to $1,036,401 at December 31, 2023, a $167,972 decrease. This decrease was mainly due to lower accounts receivables from payment of Joint Interest Bills by direct working interest owners for lease operating expenses of our Texas Jameson wells. At December 31, 2024, revenue receivable was $764,653, a decrease of $113,725, compared to $878,378 at December 31, 2023, due to lower uncollected production volumes and commodity prices at year end 2024 when compared to year end 2023. At December 31, 2024, our accounts payable and accrued expenses totaled $6,966,605, an increase of $1,484,531 from the accounts payable at December 31, 2023 of $5,482,074, mainly due to mainly due to higher trade payables primarily related to drilling costs during 2024.

We have not engaged in hedging activities nor do we use derivative instruments to manage market risks.

Operating Activities. For the years ended December 31, 2024 and 2023, cash used in operating activities totaled $2,210,999 and $769,919, respectively. This $1,441,080 difference in cash used was mainly due to the difference in non-cash expenses especially lease impairments, and the difference in prepayments mainly for drilling costs, when comparing 2024 and 2023.

Investing Activities. Net cash provided by investing activities totaled $3,192,264 and $2,409,291 for the years ended December 31, 2024 and 2023, respectively. The difference was due to cash receipts of approximately $8.3 million in 2024 and $7.9 million in 2023 in direct working interest turnkey investments. During 2024, our turnkey drilling expenditures were approximately $5.1 million as we participated in the drilling and completion of four gross (0.0722 net) Texas oil wells in the Permian basin. During 2023, our turnkey drilling expenditures were approximately $5.5 million as we drilled and completed one gross (0.3176 net) oil well in our Texas Jameson field and participated in the drilling and completion of two gross (0.0145 net) Texas oil wells in the Permian basin and the drilling one gross (0.5679 net) California oil well.

Financing Activities. Net cash provided by financing activities totaled $1,393,377 for the year ended December 31, 2024. Net cash used in financing activities totaled $11,985 for the year ended December 31, 2023. The difference in cash was due to receipt of $1.4 million from the note payable discussed in Note 8. During the year ended December 31, 2024 and 2023, $6,623 and $11,985, respectively, were used for principal payments on our financing lease payments.

Changes in Reserve Estimates

During 2024, our overall proved developed and undeveloped oil reserves increased by 9.6% and our previously estimated proved developed and undeveloped oil reserve quantities were revised upward by approximately 32 thousand barrels. This upward revision was mainly the result of an increase in proved undeveloped oil reserves from drilling locations which the Company had previously estimated. Our overall proved developed and undeveloped natural gas reserves decreased by 17.1% mainly due to production and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised upward by approximately 4 thousand cubic feet of natural gas. This upward revision was mainly the result of an increase in proved undeveloped natural gas reserves from drilling locations which the Company had previously estimated. See Note 17 – Supplemental Information About Oil and Gas Producing Activities (Unaudited), to our Financial Statements.

During 2023, our overall proved developed and undeveloped oil reserves decreased by 41.5% and our previously estimated proved developed and undeveloped oil reserve quantities were revised downward by approximately 185 thousand barrels. This downward revision was mainly the result of a decrease in proved undeveloped oil reserves from drilling locations which the Company had previously estimated. Our overall proved developed and undeveloped natural gas reserves decreased by 58.2% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised downward by approximately 720 thousand cubic feet of natural gas. This downward revision was mainly the result of a decrease in proved undeveloped natural gas reserves from drilling locations which the Company had previously estimated. See Note 17 – Supplemental Information About Oil and Gas Producing Activities (Unaudited), to our Financial Statements.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the deficiencies described below.

Material Weakness and Remediation

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our 2019 consolidated financial statements, management identified a material weakness that existed because we did not maintain effective controls over our financial close and reporting process, and concluded that the financial close and reporting process needed additional formal procedures to ensure there are appropriate reviews over all financial reporting analysis. Management has identified a material weakness that existed due to the lack of segregation of duties and controls, regarding our financial reporting system. Updated procedures were implemented through the close process for the year ended December 31, 2023 and 2024, but the material weakness on our financial close and reporting process was not alleviated.

We will continue to monitor these throughout 2025 to be able to fully assess whether the procedures and controls are effective.

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

Changes in Internal Control over Financial Reporting

Other than the remedial activities described above, no changes in our internal control over financial reporting occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

All of our directors serve one-year terms from the time of their election to the time their successor is elected and qualified. The following information is furnished with respect to each director and executive officer who served as such during the fiscal year ended December 31, 2024:

Name	Age	First Became Director or Executive Officer	Positions Held
Chris Parada (1) (2)(3)(4)	54	2021	Chairman of the Board
Jonathan Gregory (1)(2)(3)(4)	60	2014	Vice-Chair of the Board of Directors
Johnny Jordan	64	2018	Chief Executive and Operating officer and Director
Ronald Lipnick	64	2022	Chief Financial Officer
John Sullivan (1)(2)(3)(4)	66	2021	Director
Jeff Kerns (1) (2)(3)(4)	68	2021	Director
Stephen Hosmer	58	1995	Director

(1)	Members of the audit committee
(2)	Members of the compensation committee
(3)	Members of the nominations committee
(4)	Members identified as independent

The board has determined that directors John Sullivan, Chris Parada, Jonathan Gregory and Jeff Kerns qualify as independent directors.

The following summarizes the business experience of each director and executive officer for the past six years.

Chris Parada – Chairman of the Board

Mr. Parada currently serves as Managing Director – Energy Finance for Cornerstone Capital Bank, a position he has held since January 2023. Cornerstone is a privately held financial institution with almost $2.0 billion in assets and over $325 million of regulatory capital. From April 2021 through December 2022, Mr. Parada was an energy banker, with the title of Vice President of Business Development for Finergy Capital/EnRes Resources, an alternative investment fund providing structured capital solutions to upstream oil and gas companies.   For over 25 years, most recently, as Managing Director - Head of Energy Finance for Legacy Texas Bank (2013-2019) where he started and built the Energy Finance team for Legacy Texas. While at Legacy Texas, Mr. Parada and the team successfully closed over $1.5 billion in transactions while he managed a team of seven professionals. Mr. Parada graduated in 1993 from Texas A&M University with a B.B.A. in Finance.

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

Johnny Jordan – Chief Executive Officer, President, Chief Operating Officer and Director

Mr. Jordan is a petroleum engineer with expertise in acquisitions, field economics and reserves analysis, bank negotiations, reservoir and field operations, and multi-team interaction. Mr. Jordan has been Royale Energy’s Chief Executive Officer since 2019. Mr. Jordan served on the Board of Directors of Matrix Oil Corporation (“Matrix”) and currently serves on the Board of Directors of both RMX Resources and CIPA. Mr. Jordan has been active in the oil and gas industry since 1980 beginning as a floor hand on a well service rig. He has held various staff and supervisory positions for Exxon, Mack Energy, Enron Oil and Gas and Venoco Corporation. He co-founded Matrix in 1999 and served as its president until its merger with Royale in 2018. Mr. Jordan is a member of the Society of Petroleum Engineers, American Petroleum Institute and the Texas Independent Producers and Royalty Owners Association. Mr. Jordan has managed acquisition evaluations in many of the oil and gas producing basins in the US. Mr. Jordan received a B.S. in Chemical Engineering from the University of Oklahoma in 1983.

Jeff Kerns – Director

Mr. Kerns was a founding partner of Matrix in 1999, which merged with Royale Energy, Inc. nearly 20 years later in 2018. As a director and officer of Matrix, Mr. Kerns participated in growing the Company from zero production to owning and operating nearly 500 bbls of oil per day. Mr. Kerns was involved in all aspects of the Company’s growth, but his primary focus was day to day operations.

Mr. Kerns has served as a consulting engineer to Royale Energy and Matrix from 2018 to present.

Mr. Kerns started in the oil and gas business over 40 years ago as a roughneck in North Dakota working on rigs that drilled through the now famous Bakken Shale heading for deeper targets. Prior to Matrix, Mr. Kerns has held various staff and supervisory positions with Mobil Oil Corp (now ExxonMobil) and Venoco Inc, a small independent company headquartered in Santa Barbara, CA. He also gained broad skills working for many years as a consultant in the oil and gas business.

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

Mr. Hosmer currently serves as the CFO for Owners in Honor, Managing Partner of Provident Ventures, and has also served on the board and/or consults for a number of not-for-profit organizations, including Venture Expeditions and Exile International, and Wycliffe Bible Translators.

Ronald Lipnick – Chief Financial Officer

Mr. Lipnick has been with the Company since May 1993 and has been the Chief Financial Officer since February 2022. Prior to that he had been the Controller since February 1994. He is responsible for the Company’s accounting operations from daily accounting activities and general ledger reconciliation to the preparation of financial statements for the Company’s SEC filings. He also works closely with Royale’s certified public accountants during their yearly audits. Mr. Lipnick has more than 36 years of experience in the accounting field. He has a Bachelor of Science in Accounting and a Master of Business Administration in Finance from Oral Roberts University, Tulsa, Oklahoma.

Audit Committee

The board has appointed an audit committee to assist the board of directors in carrying out its responsibility as to the independence and competence of the Company’s independent public accountants. All members of the audit committee are independent members of the board of directors. The audit committee operates pursuant to an audit committee charter, which has been adopted by the board of directors to define the committee’s responsibilities. A copy of the audit committee charter is posted on our website, www.royl.com. The board has determined that Chris Parada qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

At the end of 2024, the members of the audit committee were John Sullivan (Chair), Jeff Kerns, Chris Parada and Jonathan Gregory.

In 2024 there were four meetings of the audit committee, at which all members participated.

Compensation Committee

Although the Company is not required to maintain a Compensation Committee, the board has nonetheless appointed a Compensation Committee to assist the Board of Directors in fulfilling their responsibilities to shareholders, potential shareholders and the investment community related to executive recruitment, selection, evaluation and compensation. The Committee reviews and advises on matters involving the personnel/human resource policies of the Corporation, its compensation program, and corporate strategy in compliance with public policy personnel/employment regulations in a changing environment. The Compensation Committee operates pursuant to a charter, which has been adopted by the board of directors to define the committee’s responsibilities. The Compensation Committee charter provides that the committee consist of at least two (2) independent directors. A copy of the Compensation Committee charter is posted on our website, www.royl.com.

At the end of 2024, the members of the Compensation Committee were [Jeff Kerns, John Sullivan, Chris Parada, Jonathan Gregory].

In 2024, there were 0 meetings of the Compensation Committee, at which all members participated.

Nominating Committee

Although the Company is not required to maintain a Nominating Committee, the board has nonetheless appointed a Nominating Committee to assist the Board of Directors in identifying qualified individuals to become board members, receive and review recommendations by shareholders for board nominations, and determine whether existing board members should be nominated for re-election. The Nominating Committee operates pursuant to a charter, which has been adopted by the board of directors to define the committee’s responsibilities. The Nominating Committee charter provides that the committee consist of at least two (2) independent directors. A copy of the Nominating Committee charter is posted on our website, www.royl.com.

At the end of 2024, the members of the Nominating Committee were Chris Parada, John Sullivan (Chair), and Jeff Kerns, each of whom is an independent director.

In 2024, there was 1 meeting of the Nominating Committee, at which all members participated.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors and executive officers. The code is posted on our website, www.royl.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and Securities and Exchange Commission regulations require that Royale’s directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and furnish Royale with copies of all such reports they file. The following Form 4’s for common stock issued to current and former board members were filed late or are in process of being filed, each of these filings consisted of two transactions that occurred in 2024:

Form 4 2024 Common Stock Issuance - Late Filings:

Recipient	Shares issued 2024	Form 4 Filing Status
Johnny Jordan	10,498,464	In Process
Jeffrey Kerns	9,836,649	In Process

Item 11 Executive Compensation

The following table summarizes the compensation of the chief executive officer, chief financial officer and the one other most highly compensated non-executive employee of Royale and its subsidiaries during the past three years.

SUMMARY COMPENSATION TABLE

	Year	Salary (3)	Bonus	Option Awards	All Other Compensation (1)	Total
Johnny Jordan (2)(3)(4)	2024	$255,769	$-	$-	$10,018	$265,787
(CEO)	2023	$255,769	$-	$-	$11,328	$267,097

Donald Hosmer(1)	2024	$185,175	$81,080	$-	$27,930	$294,185
(Business Development)	2023	$185,175	$84,475	$-	$18,930	$288,580

Ronald Lipnick	2024	$184,154	$-	$-	$5,525	$189,679
(CFO)	2023	$194,654	$10,500	$-	$5,840	$210,994

(1)	All other compensation consists of matching contributions to the Company’s simple IRA plan, except for Donald H. Hosmer, who also received a $12,000 car allowance.
(2)	Salary represents either direct payroll or common stock paid in lieu of taking a cash salary.
(3)	Mr. Jordan became CEO of the Company in January 2019. Mr. Jordan joined the Company as an officer on March 7, 2018.
(4)	There was no compensation paid to Mr. Johnny Jordan for performance (Pay Versus Performance).

In 2024, Johnny Jordan received a salary of $255,769. He did not receive any bonus or option awards. His additional compensation amounted to $10,018, resulting in a total compensation of $265,787. In 2023, Johnny Jordan received a salary of $255,769. He did not receive any bonus or option awards. His additional compensation amounted to $11,328, resulting in a total compensation of $267,097.

For 2024, Donald Hosmer’s salary was $185,175. He received a bonus of $81,080 but no option awards. His additional compensation was $27,930, resulting in a total compensation of $294,185. In 2023, Donald Hosmer’s salary was $185,175. He received a bonus of $84,475 but no option awards. His additional compensation was $18,930, resulting in a total compensation of $288,580.

Ronald Lipnick’s 2024 salary was $184,154. He received no option awards. His additional compensation was $5,525, resulting in a total compensation of $189,679. In 2023, his salary was $194,654, with a bonus of $10,500. There were no option awards, but his additional compensation amounted to $5,840, resulting in a total compensation of $210,994.

Stock Options and Equity Compensation; Outstanding Equity Awards at Fiscal Year End

No unvested stock awards were outstanding at the end of 2024.

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

Bonus. The compensation committee meets annually to determine the quantity, if any, of the cash bonuses of executive officers. The amount granted is based, subjectively, upon the Company’s stock price performance, earnings, revenue, reserves and production. The committee does not use quantifiable metrics for these criteria; but rather uses each in balance to assess the strength of the Company’s performance. The committee believes that formulaic approaches to cash incentives can foster an unhealthy balance between short-term and long-term goals. No cash bonuses were paid to executive officers in 2024 or 2023, other than those listed for Donald Hosmer and Ronald Lipnick in the table above.

Compensation of Directors

In 2024, board members or committee member accrued or received fees for attendance at board meetings or committee meetings during the year. In addition to cash payments, Common Stock was issued in lieu of compensation or reimbursements. Royale also reimbursed directors for the expenses incurred for their services.

The following table describes the compensation paid to our directors who are not also named executives for their services in 2024.

Name	Fees paid in Cash or Common Stock	Stock awards	Option awards	All Other Compensation	Total
John Sullivan	$42,000	$-	$-	$-	$42,000
Chris Parada	$42,000	$-	$-	$-	$42,000
Jeff Kerns	$30,000	$-	$-	$-	$30,000
Stephen Hosmer	$42,000	$-	$-	$-	$42,000
Jonathan Gregory	$30,000	$-	$-	$-	$30,000

Former Board Members
Thomas M. Gladney	$3,167	$-	$-	$-	$3,167
Mel G. Riggs	$2,917	$-	$-	$-	$2,917

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

At March 8, 2025, 96,600,302 shares of the registrant’s Common Stock were outstanding.

The following table contains information regarding the ownership of Royale’s Common Stock as March 19, 2025, by each director and executive officer of Royale, and all directors and officers of Royale as a group and persons owning greater than 5% of the issued and outstanding shares of common stock.

Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table below possesses sole voting and investment power with respect to her or his shares. The holdings reported are based on reports filed with the Securities and Exchange Commission and the Company by the officers and directors.

Stockholder (1)	Number	Percent
Johnny Jordan (3)	28,162,723	29.15%
Jeff Kerns(5)	20,323,008	21.04%
Stephen M. Hosmer (2)	2,820,782	2.92%
John Sullivan	2,732,865	2.83%
Jonathan Gregory (3)	2,256,276	2.34%
Chris Parada	1,756,465	1.82%
All officers and directors as a group	58,052,119	60.10%

(1)	The mailing address of each listed stockholder is 1530 Hilton Head Rd, Suite 205, El Cajon, California 92021.
(2)	Includes 6,000 shares owned by Stephen M. Hosmer’s minor children.
(3)	Includes 35,000 shares owned by Mr. Gregory’s son.

Other than Messrs. Jordan and Kerns, as disclosed above, there is no shareholder known by Royale to own beneficially more than 5% of our common stock.

Item 13 Certain Relationships and Related Transactions, and Director Independence

Our Chief Executive Officer, Johnny Jordan, had accrued certain unpaid salaries, at December 31, 2023, Mr. Jordan was owed $46,926, in accrued unpaid guaranteed payments. These amounts were discharged in the restructuring transaction described in Note 14.

In 2018 the board of directors terminated the policy allowing employees and directors to participate, at cost, in wells drilled by the Company. Under the prior policy our former Chief Financial Officer and current board of director’s secretary, Stephen Hosmer, had participated individually in 179 wells. At December 31, 2024, the Company had a receivable balance of $20,926 due from Stephen Hosmer and $10,848 from Donald Hosmer for normal drilling and lease operating expenses.

At December 31, 2024, we had a total payable of $23,087 due to RMX and its subsidiary, Matrix, related to certain lease operating expenses for wells operated by RMX, and also had prepaid expenses of $556,019 primarily for future plugging and abandonment costs for wells operated by RMX. At December 31, 2024, we had a total payable of $139,006 owed to current and former board members for directors fees.

Royale had outstanding accrued unpaid guaranteed payments for unpaid salaries for employees for periods predating their joining the Company due to a former Matrix employee. At December 31, 2024, the balance due was $90,000. At December 31, 2024, Royale also had accrued unpaid liabilities of $12,386 due to a former Matrix employees for periods predating their joining the Company.

Item 14 Principal Accountant Fees and Services

Horne LLP became our independent auditors for the year end December 31, 2022. The aggregate fees incurred for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Audit fees (1)	$250,000	$250,000
Tax fees (2)	-	-
All other fees (3)	6,500	-
Total	$256,500	$250,000

(1)	Audit fees are fees for professional services rendered for the audit of Royale Energy’s annual financial statements, reviews of financial statements included in the Company’s Forms 10-Q, and reviews of documents filed with the U.S. Securities and Exchange Commission.
(2)	Tax fees consist of tax planning, consulting and tax return reviews.
(3)	Additional fees related to debt and equity restructuring transaction.

The Company’s audit committee has adopted policies for the pre-approval of all audit and non-audit services provided by the Company’s independent auditor. The policy requires pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it. During 2024 all such audit services and their fees were pre-approved by the audit committee.

PART IV

Item 15 Exhibits and Financial Statement Schedules

The agreements included as exhibits to this report are included to provide information about their terms and not to provide any other factual or disclosure information about Royale or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other parties to the respective agreement, and:

●	should not be treated as categorical statements of fact, but rather as a way of allocating the risk among the parties if those statements prove to be inaccurate;
●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
●	may apply standards of materiality in a way that is different from the way investors may view materiality; and
●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

1. Financial Statements. See Index to Financial Statements, page F-1

2. Schedules. None.

3. Exhibits. Certain of the exhibits listed in the following index are incorporated by reference.

3.1*	Certificate of Incorporation of Royale Energy, Inc. (formerly Royale Energy Holdings, Inc.) filed with the Secretary of State of Delaware on November 22, 2016.
3.2	Amendment to the Certificate of Incorporation of Royale Energy, Inc., a Delaware corporation, dated February 28th, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2018.)
3.3*	Bylaws of Royale Energy, Inc.
4.1	Royale Energy Holdings, Inc., Certificate of Designation of Series B 3.5% Redeemable Convertible Preferred Stock, filed with the Delaware Secretary of State on February 27, 2018, filed as Exhibit 2.5 to the Company’s Form 8-A, filed March 8, 2018
10.17†	Royale Energy, Inc., 2018 Equity Incentive Plan, filed as Exhibit 99.1 to the Company’s Form S-8 filed October 29, 2018
10.27†	Incentive Stock Option Agreement between the Company and Stephen M. Hosmer, filed as Exhibit 10.11 to the Company’s Form S-8 filed October 29, 2018
10.28	Secured Term Loan Note dated February 9, 2024, filed as Exhibit 10.1 to the Company’s form 8-K filed on February 15, 2024
10.29

Amendment to Secured Term Loan Note dated November 1, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2024.)

10.30	Exchange Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 17, 2024
10.31	Form of Series 2024 Senior Promissory Note, filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 17, 2024
10.32	Stock Option Agreement, filed as Exhibit 10.3 to the Company’s Form 8-K filed on October 17, 2024
10.33	Release Agreement, filed as Exhibit 10.4 to the Company’s Form 8-K filed on October 17, 2024
21.1*	Subsidiaries of Registrant
23.1*	Consent of Horne LLP
23.3*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Rule 13a-14(a), 115d-14(a) Certification
31.2*	Rule 13a-14(a), 115d-14(a) Certification
32.1*	Section 1350 Certification
32.2*	Section 1350 Certification
99.1*	Report of Netherland, Sewell & Associates, Inc.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royale Energy, Inc.

Date: April 8, 2025	/s/ Johnny Jordan
Johnny Jordan
Chief Executive Officer

Date: April 8, 2025	/s/ Ronald Lipnick
Ronald Lipnick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 8, 2025	/s/ John Sullivan
John Sullivan
Chairman of the Board of Directors

Date: April 8, 2025	/s/ Jonathan Gregory
Jonathan Gregory
Vice-Chair of the Board of Directors

Date: April 8, 2025	/s/ Chris Parada
Chris Parada
Director

Date: April 8, 2025	/s/ Jeff Kerns
Jeff Kerns
Director

Date: April 8, 2025	/s/ Stephen Hosmer
Stephen Hosmer
Director

ROYALE ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Royale Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royale Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter Description

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

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding of the design and implementation of management’s controls related to the estimation of proved reserves by evaluating the level of knowledge, skill, and ability of the Company’s reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and reviewed the reserve report prepared by the Company’s specialists.

To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, such as commodity pricing, historical pricing differentials, operating costs, estimated capital costs and working and net revenue interests, we evaluated management’s process for determining the assumptions, including examining the underlying support, on a sample basis. These audit procedures, among others included the following:

●	Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;

●	Evaluated the models used to estimate the operating costs at year-end compared to historical operating costs;

●	Compared the models used to determine the future capital expenditures and compared estimated future capital expenditures used in the reserve report to amounts expended for recently drilled and completed wells with similar locations;

●	Evaluated the working and net revenue interests used in the reserve report by inspecting a sample of ownership interest, historical pricing differentials and operating costs to underlying support from the Company’s accounting records;

●	Evaluated the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining support for the Company’s or the operator’s ability and intent to develop the proved undeveloped properties; and

●	Applied analytical procedures to the reserve report by comparing to historical actual results and to the prior year reserve report.

Deferred Drilling Obligation and Gain on Turnkey Drilling

Critical Audit Matter Description

As described in Note 1 to the financial statements, the Company sponsors turnkey drilling arrangements in proved and unproved properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as deferred drilling obligations. That obligation is reduced as costs to complete are incurred, with any excess costs booked as an increase to the Company’s property account. Gain on turnkey drilling represents funds received from turnkey drilling participants in excess of all costs the Company incurs during the drilling programs and is recognized only upon making the determination that the Company’s obligations have been fulfilled in accordance with the turnkey drilling agreement. The Company’s deferred drilling obligation was approximately $11.5 million as of December 31, 2024, and the gain on turnkey drilling was approximately $1.6 million for the year ended December 31, 2024.

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

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding of the design and implementation of management’s controls related to the estimations in determining the expected cost to drill a well, develop the well site, and when obligations under the turnkey drilling agreements have been fulfilled. Other audit procedures involved selecting a sample of wells to test management’s estimates as follows:

●	Obtained the master worksheet for each selected well, recalculated the worksheet for clerical accuracy and selected a sample of direct working interest (“DWI”) investors;

●	Obtained the signed field subscription agreement for each selected investor in each well, verified the investment ownership amount per the signed field subscription agreement agreed to the amount invested and the number of units within the master worksheet, vouched the cash received from the DWI investors and agreed the significant terms to the related turnkey drilling agreement;

●	Obtained a schedule of costs incurred to drill the selected well, recalculated the schedule for clerical accuracy and obtained support from management to substantiate the costs incurred; and

●	Obtained evidence substantiating the timing and amount of the turnkey gain pertaining to a sample of wells drilled and assessed that the recognized turnkey gain was appropriate as defined under the terms of the related turnkey drilling agreement.

/s/ HORNE LLP

We have served as the Company’s auditor since 2023.

Ridgeland, Mississippi

April 8, 2025

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2024	2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,877,163	$2,202,521
Restricted Cash	6,025,000	3,325,000
Other Receivables, net	868,429	1,036,401
Revenue Receivables	764,653	878,378
Prepaid Expenses and Other Current Assets	619,913	558,169
Deferred Drilling Costs	-	1,669,149
Total Current Assets	10,155,158	9,669,618

Other Assets	589,865	589,865
Right of Use Asset - Operating Leases	238,509	254,008
Oil and Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	4,656,659	2,401,902

Total Assets	$15,640,191	$12,915,393

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31,

	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$6,966,605	$5,482,074
Royalties Payable	611,833	612,925
RMX Resources, LLC	23,087	23,087
Accrued Liabilities	-	215,693
Operating Leases - Current	94,070	83,230
Asset Retirement Obligation - Current	1,012,500	675,000
Deferred Drilling Obligations	11,457,996	9,761,927

Total Current Liabilities	20,166,091	16,853,936

Noncurrent Liabilities:
Asset Retirement Obligation	4,066,095	4,151,847
Notes Payable	3,489,290	-
Operating Leases - Non-current	145,644	171,439
Accrued Unpaid Guaranteed Payments	90,000	1,616,205
Accrued Liabilities - Non-current	12,386	1,306,605

Total Liabilities	27,969,506	24,100,032

Mezzanine Equity:
Convertible Preferred Stock, Series B, $10 par value, 3,000,000 Shares Authorized, 0 and 2,444,885 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	24,448,850

Stockholders’ Deficit:
Common Stock, .001 Par Value, 280,000,000 Shares Authorized 96,600,302 and 70,564,188 shares issued and outstanding at December 31, 2024 and 2023, respectively	96,600	70,564

Additional Paid in Capital	81,078,554	54,619,236

Accumulated Deficit	(93,504,469)	(90,323,289)

Total Stockholder’s Deficit	(12,329,315)	(35,633,489)

Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$15,640,191	$12,915,393

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Revenues:
Sale of Oil and Gas	$2,164,241	$2,114,026
Supervisory Fees and Other	62,794	46,568
Total Revenues	2,227,035	2,160,594

Costs and Expenses:
Lease Operating	1,983,173	1,731,670
Impairment	400,719	1,599,001
Depreciation, Depletion and Amortization	308,523	346,866
Well Equipment Write down	-	22,690
General and Administrative	1,633,740	1,725,015
Credit Loss Expense	450,743	-
Legal and Accounting	582,413	435,372
Marketing	347,044	350,425
Total Costs and Expenses	5,706,355	6,211,039

Gain on Turnkey Drilling Programs	1,607,677	2,107,500

Loss from Operations	(1,871,643)	(1,942,945)

Other Income (Expense):
Interest Expense	(304,873)	(1,970)
Gain on Sale of Assets	17,500	-
Other Gain	-	112,728
Total Other Income (Expense)	(287,373)	110,758
Net Loss	(2,159,016)	(1,832,187)

Basic and Diluted Loss Per Share	$(0.05)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	77,278,047	65,758,185

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock
	Number Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total Stockholders’ Deficit
Balance, December 31, 2022	61,876,957	$61,876	$54,447,923	$(87,646,402)	$(33,136,603)
Cashless Warrant Exercise Issuance	3,266,055	3,266	(3,266)	-	-
Stock issued in lieu of Cash Compensation	5,421,176	5,422	174,579	-	180,001
Preferred Series B 3.5% Dividend	-	-	-	(844,700)	(844,700)
Net Loss	-	-	-	(1,832,187)	(1,832,187)
Balance, December 31, 2023	70,564,188	70,564	54,619,236	(90,323,289)	(35,633,489)
Stock issued in lieu of Cash Compensation	1,299,641	1,299	34,700	-	35,999
Preferred Series B 3.5% Dividend	-	-	-	(653,730)	(653,730)
Preferred Series B Retirement & Conversion to Common	24,736,473	24,737	25,096,547	-	25,121,284
Equity and Debt Restructuring	-	-	1,328,071	(368,434)	959,637
Net Loss	-	-	-	(2,159,016)	(2,159,016)
Balance, December 31, 2024	96,600,302	$96,600	$81,078,554	$(93,504,469)	$(12,329,315)

The accompanying notes are an integral part of these consolidated financial statements.

ROYALE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,159,016)	$(1,832,187)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation, Depletion, and Amortization	308,523	346,866
Impairment	400,719	1,599,001
Gain on Sale of Assets	(17,500)	-
(Gain) Loss on Turnkey Drilling Programs	(1,607,677)	(2,107,500)
Credit Loss Expense	450,743	-
Other Gain	-	(112,728)
Well Equipment Write Down	-	22,690
Stock-Based Compensation	35,999	180,001
Accretion of Debt Restructure Note Payable Interest	31,514	-
Right of Use Asset Depreciation	7,167	11,006
(Increase) Decrease in:
Other & Revenue Receivables	(169,046)	(269,209)
Prepaid Expenses and Other Assets	(44,244)	1,491,740
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	552,911	(99,599)
Royalties Payable	(1,092)	-
Net Cash Used in Operating Activities	(2,210,999)	(769,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Oil and Gas Properties	(5,066,527)	(5,450,709)
Proceeds from Turnkey Drilling Programs	8,258,791	7,860,000
Net Cash Provided by Investing Activities	3,192,264	2,409,291

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Debt	1,400,000	-
Principal Payments on Long-Term Debt	(6,623)	(11,985)
Net Cash Provided by (Used in) Financing Activities	1,393,377	(11,985)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	2,374,642	1,627,387

Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	5,527,521	3,900,134

Cash, Cash Equivalents, and Restricted Cash at End of Year	$7,902,163	$5,527,521
Cash Paid for Interest	$273,360	$1,970

Cash Paid for Taxes	$8,150	$10,427

Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Asset Retirement Obligation Addition	$-	$37,260
(Decrease) Increase in Capital Accrued Balance	$(68,380)	$165,572
Series B Paid-In-Kind Dividends	$-	$844,700
Conversion of Preferred Stock to Common	$24,664,543	$-
Issuance of Notes Payable in Settlement of Liability	$2,057,777	$-

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

Estimated quantities of crude oil and condensate, NGLs and natural gas reserves is a significant estimate that requires judgment. All of the reserve data included in this Form 10-K are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and condensate, NGLs and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and condensate, NGLs and natural gas reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil and condensate, NGLs and natural gas that are ultimately recovered. See Note 16 – Supplemental Information About Oil and Gas Producing Activities (Unaudited) to our Consolidated Financial Statements for further detail.

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

Our 2024 consolidated financial statements reflect a working capital deficiency of $10,010,933, an accumulated deficit of $93,504,469 and a net loss of $2,159,016. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management’s plans to alleviate the going concern by implementing cost control measures that include the reduction of overhead costs and through the sale of non-strategic assets, and to seek additional debt and/or equity financing. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us and whether we will generate positive operating cash flow or become profitable. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

	Year Ended December 31,
	2024	2023
Cash and cash equivalents	$1,877,163	$2,202,521
Restricted cash	6,025,000	3,325,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$7,902,163	$5,527,521

Other Receivables, net

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

All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At December 31, 2024 and 2023, we established an allowance for expected credit loses of $2,194,552 and $1,837,551, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

Allowance for Credit Losses

We measure our allowance for losses on other receivables including, under ASC 326. The following table summarizes the activity in the balance of allowance for credit losses on other receivables for the period indicated:

Balance at December 31, 2022	$2,757,549
Provision for credit loss	0
Write-offs charged against the allowance	919,998
Balance at December 31, 2023	$1,837,551

Balance at December 31, 2023	$1,837,551
Provision for credit loss	450,743
Write-offs charged against the allowance	93,742
Balance at December 31, 2024	$2,194,552

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

Revenue Recognition

A significant portion of our revenues are derived from the sale of crude oil, condensate, NGL and natural gas under spot and term agreements with our customers as follows:

	Year Ended December 31,
	2024	2023
Oil & Condensate Sales	$1,935,414	$1,663,546
Natural Gas Sales	225,261	445,111
NGL Sales	3,566	5,369
	$2,164,241	$2,114,026

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

Supervisory Fees and Other

For the years ended December 31, 2024 and 2023, we recognized $62,794 and $46,568, respectively in supervisory fees in Pipeline and Compressor fees which were received and allocated based on production volumes.

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

We carry, as an asset, exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where we are making sufficient progress assessing the reserves and the economic and operating viability of the well. Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves.

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

Impairment

We evaluate our oil and gas producing properties, including capitalized costs of exploratory wells and development costs, for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Oil and gas producing properties are reviewed for impairment on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure or contractual terms that cause economic interdependency amongst separate, discrete fields. Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future net cash flows or, if available, comparable market value. We evaluate our unproved property investment and record impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, this amount is reported in exploration expenses in our consolidated statements of operations. During 2024 we recorded impairment losses of $400,719, on various capitalized lease and land costs where the carrying value exceeded the estimated fair value. In 2023 we recorded impairment losses of $1,599,001. Of this amount $1,292,502 was impaired as a result of increased abandonment cost estimates and increases working interest in those costs.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. We hold all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At December 31, 2024 and 2023, we had Deferred Drilling Obligations of $11,457,996 and $9,761,927, respectively. During 2024, we disposed of $6,562,721 of drilling obligations as we participated in the drilling and completion of four gross (0.0722 net) wells in Texas Permian basin, while incurring expenses of $4,955,044, resulting in a gain of $1,607,677. During 2023, we disposed of $6,228,038 of drilling obligations as we completed one gross (0.3176 net) oil well in our Texas Jameson field and participated in drilling and completion of two gross (0.0145 net) successful oil wells in the Texas Permian basin and one gross (0.05679 net) dry well in southern California, while incurring expenses of $4,120,538, resulting in a gain of $2,107,500.

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

Loss Per Share

Basic and diluted losses per share are calculated as follows:

	Year Ended December 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net Loss	$(2,159,016)	$(2,159,016)	$(1,832,187)	$(1,832,187)
Less: Preferred Stock Dividend	653,730	653,730	844,700	844,700
Less: Non-Cash Restructuring Inducements	674,341	674,341	-	-
Net Loss Attributable to Common Shareholders	(3,487,087)	(3,487,087)	(2,676,887)	(2,676,887)
Weighted average common shares outstanding	77,278,047	77,278,047	65,758,185	65,758,185
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	77,278,047	77,278,047	65,758,185	65,758,185
Per share:
Net Loss	$(0.05)	$(0.05)	$(0.04)	$(0.04)

For the year ended December 31, 2023, Royale Energy had dilutive securities of 24,448,850. These securities were not included in the dilutive loss per share due to their antidilutive nature.

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

As of December 31, 2024, we do not have any financial assets measured and recognized at fair value on a recurring basis. However, we have financial liabilities, including outstanding notes, measured at fair value on a nonrecurring basis.

As part of the Series B Convertible Preferred Stock restructuring transaction, the Company issued Series 2024 Senior Unsecured Promissory Notes in exchange for approximately 10% of the outstanding Series B shares. These notes have varying interest rate periods:

●	0.0% interest through December 31, 2025
●	5.0% interest from January 1, 2026, to December 31, 2027
●	8.0% interest from January 1, 2028, to June 30, 2029 (maturity date)

The fair value of these notes was determined using a discounted cash flow model based on an assumed market interest rate of 11.912%, reflecting the Company’s estimated borrowing rate (Wall Street Journal Prime Rate plus 400 basis points as of October 1, 2024). Based on this valuation methodology, the fair value of the notes issued in connection with the restructuring was $1,846,613 for notes related to the Preferred Stock conversion and $211,163 for notes related to liability extinguishment, which represents a discount to the face value of the notes.

The fair value measurement of these notes is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs, including management’s assessment of credit risk and cash flow projections. The carrying amount of these notes will be accreted to their face value over the term using the effective interest rate method.

Additionally, the restructuring included the issuance of 25,000,000 stock warrants exercisable at $0.10 per share, expiring June 30, 2029. The warrants were valued using the Black-Scholes-Merton model, resulting in a fair value of $0.04 per warrant or an aggregate value of $995,503, which is classified as equity and not a liability for fair value measurement purposes.

See Note 2 – Oil and Gas Properties, Equipment and Fixtures for further discussion of our asset retirement obligations and property transactions.

Accounts Payable and Accrued Expenses

At December 31, 2024 and 2023, the components of accounts payable and accrued expenses consisted of:

	2024	2023
Trade Payables including accruals	$3,946,583	$2,736,661
Direct working interest investors related accruals	2,322,690	1,978,542
Current drilling efforts accrued expenses	120,102	188,482
Accrued Liabilities	400,296	400,296
Employee related accruals	169,079	170,312
Deferred rent	7,855	7,781
	$6,966,605	$5,482,074

Accrued – Non-current

At December 31, 2024, we had non-current accrued liabilities of $12,386 and accrued unpaid guaranteed payment of $90,000, compared to accrued liabilities of $1,306,605 and accrued unpaid guaranteed payment of $1,616,205 as of December 31, 2023. These were due to certain Matrix Oil Corp (“Matrix”) principals, from periods prior to the merger with the Matrix entities during March of 2018.

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

Changes in Accounting Standards

Recently Issued, Not Yet Adopted

In December 2023, FASB issued Accounting Standards Update (ASU) No. 2023-09, “Improvements to Income Tax Disclosures,” issued by the Financial Accounting Standards Board (FASB). ASU 2023-09 requires enhanced disclosures around income taxes, including additional detail regarding the rate reconciliation and the presentation of income taxes paid, to provide financial statement users with more transparent information about tax exposures and cash flow implications. While we are still evaluating the implications of this standard, the adoption of ASU 2023-09 should not materially impact our financial position, results of operations, or cash flows, as the update affects disclosures only.

NOTE 2 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of:

	Year ended December 31,
	2024	2023
Oil and Gas
Producing properties, including intangible drilling costs	$5,764,761	$5,763,892
Undeveloped properties	3,339,234	778,839
Lease and well equipment	3,295,028	3,295,028
	12,399,023	9,837,759
Accumulated depletion, depreciation and amortization	(7,748,190)	(7,443,661)
Net capitalized costs Total	$4,650,833	$2,394,098

Commercial and Other	2024	2023
Vehicles	$40,061	$40,061
Furniture and equipment	1,103,362	1,103,362
	1,143,423	1,143,423
Accumulated depreciation	(1,137,597)	(1,135,619)
	5,826	7,804
Net capitalized costs Total	$4,656,659	$2,401,902

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed at December 31:

	Year ended December 31,
	2024	2023
Acquisition - Proved	-	-
Acquisition - Unproved	-	-
Development	4,955,045	4,120,538
Exploration	-	-

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB ASC requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2024 and 2023. We did not charge any previously capitalized exploratory well costs to expense upon adoption of Topic. Undeveloped properties are not subject to depletion, depreciation or amortization.

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) are as follows:

	Year Ended December 31,
	2024	2023
Oil and gas sales	$2,164,241	$2,114,026
Production related costs (Lease Operating)	(1,983,173)	(1,731,670)
Impairment	(400,719)	(1,599,001)
Depreciation, depletion and amortization	(308,524)	(346,866)

Results of operations from producing and exploration activities	$(528,175)	$(1,563,511)
Income Taxes (Benefit)	-	-

Net Results	$(528,175)	$(1,563,511)

NOTE 3 – ASSET RETIREMENT OBLIGATION

The Asset Retirement and Environmental Obligations Topic of the ASC 410-20 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. The ARO is recorded at the estimated fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. Accretion expense is included as part of Depreciation, Depletion and Amortization in the Consolidated Statement of Operations. The fair value (as provided in ASC 820 guidance) of the ARO is measured using expected future cash outflows discounted at our credit-adjusted risk-free interest rate. The provisions of this Topic apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, development, and operation of a long-lived asset. There were no changes in estimates for the years ended December 31, 2024 and 2023.

	2024	2023
Asset retirement obligation
Beginning of the year	$4,826,847	$3,542,479
Liabilities incurred during the period	865	37,260
Settlements	(151,856)	(141,751)
Changes in Working Interest	(4,716)	348,109

Changes in estimates	405,440	996,853
Accretion expense	2,015	43,897
End of year	$5,078,595	$4,826,847

We record accretion expense as part of Depreciation, Depletion and Amortization. Accretion expense was $2,015 and $43,897 for the years ended December 31, 2024 and 2023, respectively.

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

Significant components of our deferred assets and liabilities at December 31, 2024 and 2023, respectively, are as follows:

	2024	2023
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$310,903	$310,903
Net Operating Loss	9,288,524	9,171,527
Other	734,888	668,815
Share-Based Compensation	86,510	86,510
Capital Loss / AMT Credit Carry Forward	9,458	9,458
Charitable Contributions Carry Forward	2,743	2,702
Allowance for Doubtful Accounts	571,022	478,131
Oil and Gas Properties and Fixed Assets	5,364,825	5,088,608
Investment in RMX Joint Venture	123,640	67,371
	16,492,513	$15,884,025
Valuation Allowance	(16,492,513)	(15,884,025)
Net Deferred Tax Asset	$-	$-

As of December 31, 2024, management reviewed the reliability of our net deferred tax assets, and due to our continued cumulative losses, we concluded it is not “more-likely-than-not” our deferred tax assets will be realized. As a result, we have continued to record a full valuation allowance against the deferred tax assets. We will assess the realizability of the deferred tax assets at least yearly and make appropriate updates as needed. We and our subsidiaries have available net operating loss carryforwards of $20.5 million generated in tax years ended before January 1, 2018, which if not utilized, begin to expire in the year 2026. We have $13.1 million net operating loss carryforwards generated after December 31, 2017, which can be carried forward indefinitely.

A reconciliation of our provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2024 and 2023, respectively, to pretax income is as follows:

	2024	2023
Tax (benefit) computed at statutory rate of 21% at December 31, 2023 and 2022, respectively	$(453,393)	$(384,759)

Increase (decrease) in taxes resulting from:
Meals & Entertainment	915	1,233
Prior-year true-up for Books	5,201	33,539
Deferred State Taxes, net of federal benefit	(161,211)	(499,164)
Other non-deductible expenses	-	10,859
Change in valuation allowance	608,488	838,292
Provision (benefit)	$-	$-

As of December 31, 2024, we did not recognize a liability for uncertain tax positions. Currently, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years of 2019 through 2023 remain open to examination by the tax jurisdictions in which we file income tax returns.

NOTE 5 – SERIES B PREFERRED STOCK

Pursuant to the terms of the merger completed in 2018, all Class A limited partnership interests of Matrix Investments, LP (“Matrix Investments”) were exchanged for our Common stock using conversion ratios according to the relative value of the Class A limited partnership interests, and $20,124,000 of Matrix Investments preferred limited partnership interests were converted into 2,012,400 shares of our Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock was convertible at the option of the security holder at the rate of ten shares of common stock for one share of Series B Convertible Preferred Stock.

For 2023 and 2024, the board authorized the payment of each quarterly dividend of Series B Convertible Preferred shares, as Paid-In-Kind shares (“PIK”) to be paid immediately following the end of the quarter. For the year ended December 31, 2023, we issued 62,899 shares with a value of $629,007. During 2024 and 2023, no cash was used to pay dividends on Series B preferred shares.

On October 11, 2024, we completed a significant equity restructuring transaction, eliminating our Series B, 3.5% Convertible Preferred Stock. See Note 14.

NOTE 6 – COMMON STOCK

During the years 2024 and 2023, we issued shares of our Common Stock in lieu of cash payments for salaries, fees or incentives to various officers and board members, including our CEO, as noted in the Statement of Stockholders’ Deficit. In April 2023, CIC RMX LP (“CIC”) exercised in full its warrant to purchase shares or our common stock. CIC elected to make a cashless exercise of warrant and as a result we issued 3,266,055 shares of our common stock to CIC.

NOTE 7 – LEASES

During 2024, we had one office lease at 1530 Hilton Head Road, El Cajon, California, the location of our corporate offices. The corporate office lease was entered into on August 12, 2021, began on January 1, 2022 and expires on December 31, 2026, with initial monthly payments of $6,922 with escalations. We also rent office space on a month-to-month basis at 104 W. Anapamu, Santa Barbara, California, the location of our CEO and engineering team for $5,100 per month.

We have elected the short-term lease recognition exemption for all leases with an original term of 12 months or less. This means, for those leases that qualify, we will not recognize rights of use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We elected the practical expedient to not separate lease and non-lease components for all of our finance leases. For our real estate operating leases, we have only considered the fixed portion of our lease payment commitment and have excluded the variable components from the capitalized ROU and lease liability.

Lease expense for operating as well as finance leases are included in General and Administrative expense and Interest Expense on the Consolidated Statement of Operations, while the lease expense for those leases that are short-term are included in Oil and Gas Lease Operating Expenses. The amounts are as follows:

	Year ended December 31,
	2024	2023
Operating lease expense	$161,858	$161,858
Financing lease expense	17,567	17,322
Short Term - field	6,000	6,000
Total lease expense	$185,425	$185,180

The following tables summarized the operating and financing lease obligations.

Our two office leases do not contain implicit interest rates that can be readily determined. As a result, we used the available risk-free rate plus 4 basis points. At December 31, 2024 the weighted average annual discount rate was 4.83% and the term was 4 years.

NOTE 8 – RELATED-PARTY TRANSACTIONS

Our Chief Executive Officer, Johnny Jordan, had accrued certain unpaid salaries, at December 31, 2023, Mr. Jordan was owed $46,926, in accrued unpaid guaranteed payments. These amounts were discharged in the restructuring transaction described in Note 14.

At December 31, 2024, we had a receivable balance of $20,926 due from Stephen Hosmer, a director and corporate secretary, for normal drilling and lease operating expenses.

At December 31, 2024 and 2023, we had a total payable of $23,087 and $23,087, respectively, due to RMX and its subsidiary, Matrix Oil Corporation, related to certain lease operating expenses for wells operated by RMX. For the same periods, we also had prepaid expenses and other current assets, and deferred drilling costs with RMX of $556,019 and $382,520, respectively. In 2023, the prepaid amount was for future plugging and abandonment costs. During 2024, RMX operated various oil wells we have interests in, from which we received revenues of approximately $372,000 and incurred lease operating costs of approximately $168,390. At December 31, 2024 and 2023, we had a total revenue receivables of $108,344 and $120,634, respectively, due from RMX and its subsidiary, Matrix Oil Corporation.

We had outstanding accrued unpaid guaranteed payments for unpaid salary due to a certain Matrix employee for periods predating joining our company. At December 31, 2024, the balance due was $90,000. At December 31, 2024, Royale also had accrued unpaid liabilities of $12,386 due to a certain former Matrix employee for periods predating his employment.

Michael McCaskey, a former director, and Jeffery Kerns, a current director, and Stephen Hosmer, a current director, each have consulting agreements to provide services as directed and at our discretion. At December 31, 2024 and 2023, we had total payables of $139,006 and $164,669, respectively, owed to current and former board members for directors fees.

On February 7, 2024 the board of directors approved a debt facility of up to $3 million. On February 9, 2024, Royale Energy, Inc. entered into a Secured Term Loan Note with Walou Investments, LP, a Texas limited partnership, which is under the direct and indirect control of Johnny Jordan, the Company’s Chief Executive Officer and a member of the Company’s board of directors. In addition, Mr. Jordan is the beneficial owner of 29.2% of the Company’s issued and outstanding common stock. The initial loan to the Company was $1,400,000 which was received on February 9, 2024. The outstanding principal balance of the loan has an annual interest rate of 18.00%. On November 1, 2024 the maturity was extended from August 1, 2025 to January 1, 2026.

NOTE 9 – STOCK COMPENSATION PLAN

There were no stock options issued during 2024 and 2023.

NOTE 10 – SIMPLE IRA PLAN

In April 1998, we established a Simple IRA plan covering all employees. We will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2024 and 2023, were $28,653 and $26,051 respectively.

NOTE 11 – ENVIRONMENTAL MATTERS

We have established procedures for the continuing evaluation of our operations to identify potential environmental exposures and ensure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of our operational and accounting policies related to environmental issues. The nature of our business requires routine day-to-day compliance with environmental laws and regulations. We incurred no material environmental investigation, compliance and remediation costs in 2024 or 2023.

We are unable to predict whether our future operations will be materially affected by these laws and regulations. We believe that legislation and regulations relating to environmental protection will not materially affect our results of operations.

NOTE 12 – CONCENTRATIONS

We bid our gas sales on a month-to-month basis and generally sell to a single customer without commitment to future gas sales to any particular customer. We normally sell approximately 45% of our yearly natural gas production to one customer on a month-to-month basis. Since we are able to sell our natural gas to other readily available customers, we believe the loss of any one customer would not have an adverse effect on our overall sales operations.

We maintain cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution for our interest-bearing accounts in the years ended December 31, 2023, and 2022. At December 31, 2024 and 2023, cash in banks exceeded the FDIC limits by approximately $7.6 million and $5.3 million, respectively. We have not experienced any losses on deposits.

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

Note 14 – Debt and Equity Restructuring Transaction

On October 11, 2024, we completed a significant equity restructuring transaction, eliminating our Series B, 3.5% Convertible Preferred Stock and simplifying our capital structure. The transaction was executed through a combination of common stock issuance, stock options, and senior promissory notes in exchange for the retirement of all outstanding Series B Preferred Shares as of June 30, 2024. The preferred holders waived the payment of any unpaid dividends.

The restructuring involved the exchange and extinguishment of 2,466,455 shares of Series B Preferred Stock, which carried an aggregate liquidation preference of $24.7 million. The exchange was structured as follows:

1.	90% Conversion to Common Stock – Former holders of the Series B Preferred Stock received 22,198,095 shares of Royale common stock at an exchange ratio of 10 shares of common stock for each share of Series B Preferred Stock.

2.	10% Conversion to Notes Payable – The remaining portion of the Series B Preferred Stock was exchanged for Senior Unsecured Promissory Notes, totalling $1.85 million. These notes bear an interest rate of 0% until December 31, 2025, increasing to 5% through 2027 and 8% through June 30, 2029, when all principal and interest is due.

3.	Issuance of Warrants – As part of the exchange, Royale issued 25 million warrants with an exercise price of $0.10 per share, expiring on June 30, 2029. The fair value of the warrants was determined to be $959,637 using a Black-Scholes-Merton model.

4.	Transfer of Additional Assets – The Company transferred a 0.5% overriding royalty interest (ORRI) in an Alaskan property and three parcels of Bellevue, Kern County real estate to a holding entity controlled by the Preferred Shareholders. The real estate was assigned a fair value of $368,434, which was recognized as an inducement to convert the preferred shares.

5.	Settlement of Historical Liabilities – Royale also settled approximately $3 million in pre-merger obligations by issuing additional common stock and promissory notes.

The transaction was accounted for as an extinguishment of equity in accordance with ASC 470-50 and ASC 260-10-S99-2, as it represented a fundamental change in the structure and rights of the preferred stockholders. No gain or loss was recognized on the conversion of Series B Preferred Stock, as it was deemed to be an equity transaction per authoritative guidance. However, the issuance of warrants and asset transfers was treated as an inducement expense. The excess of the fair value of the warrants and assets transferred over the accrued dividend forgiven totaling $674,341 was treated as inducement. The inducement was accounted for as an equity transaction and increases the net loss attributable to common shareholders in the Loss Per Share computation in Note 1.

As of December 31, 2024, the Company had 96,600,302 shares of common stock outstanding, and no preferred shares issued or outstanding.

The Company concurrently settled approximately $3.47 million of accrued liabilities and unpaid guaranteed payments through the issuance of common stock and additional promissory notes valued at fair market rates. The liabilities extinguished included obligations associated with prior merger activity and were held primarily by related parties. The exchange of these liabilities was accounted for as a capital transaction with no gain or loss recognized on extinguishment, in accordance with guidance in ASC 470-50. The fair value of the new instruments issued was allocated between notes payable, common stock, and additional paid-in capital.

NOTE 15 – Notes Payable

On February 7, 2024 the board of directors approved a debt facility of up to $3 million. On February 9, 2024, Royale Energy, Inc. entered into a Secured Term Loan Note with Walou Investments, LP, a Texas limited partnership, which is under the direct and indirect control of Johnny Jordan, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors. In addition, Mr. Jordan is the beneficial owner of 29.15% of the Company’s issued and outstanding common stock. The initial loan to the Company was $1,400,000 which was received on February 9, 2024. The outstanding principal balance of the loan has an interest rate of 18.00%. On November 1, 2024 the maturity was extended from August 1, 2025 to January 1, 2026.

In connection with the restructuring transaction described in Note 14, we issued Senior Unsecured Promissory Notes, totaling $1.85 million. These notes bear an interest rate of 0% until December 31, 2025, increasing to 5% through 2027 and 8% through June 30, 2029.

NOTE 16 – SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interest we own, which are located solely in the United States. Proved reserves represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells, with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells for which relatively major expenditures are required for completion.

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineering consultant Netherland, Sewell & Associates, Inc. The net reserve value of our proved developed and undeveloped reserves was approximately $11.0 million at December 31, 2024, based on the average Henry Hub natural gas price spot price of $2.130 per MCF and for oil volumes, the average West Texas Intermediate price of $76.32 per barrel as applied on a field-by-field basis. Netherland, Sewell & Associates, Inc. provided reserve estimates for our California, Texas, and Oklahoma properties. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

These estimates are furnished and calculated in accordance with requirements of the FASB and the SEC. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent our management’s assessment of future profitability or future cash flows. Management’s investment and operating decisions are based upon reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and upon different price and cost assumptions from those used here.

It should be recognized that applying current costs and prices and a 10 percent standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2024 and 2023, and changes in such quantities during each of the years then ended, were as follows:

Total Proved Reserves
	2024		2023
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Beginning of period	217,780	473,540	372,300	1,133,300
Revisions of previous estimates	32,490	4,115	(185,261)	(720,023)
Production	(26,573)	(116,406)	(22,399)	(128,160)
Extensions, discoveries and improved recovery	15,043	31,511	53,140	188,423
Merger Acquisition	-	-	-	-
Purchase of minerals in place	-	-	-	-
Sales of minerals in place	-	-	-	-

Proved reserves end of period	238,740	392,760	217,780	473,540

Proved Developed
	2024		2023
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed reserves:

Beginning of period	138,060	357,940	182,000	942,000

End of period	152,550	238,310	138,060	357,940

Proved Undeveloped
	2024		2023
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved undeveloped reserves:

Beginning of period	79,720	115,600	190,300	191,300

End of period	86,190	154,450	79,720	115,600

During 2024, our overall proved developed and undeveloped oil reserves increased by 9.6% and our previously estimated proved developed and undeveloped oil reserve quantities were revised upward by approximately 32 thousand barrels. This upward revision was mainly the result of an increase in proved undeveloped oil reserves from drilling locations which the Company had previously estimated. Our overall proved developed and undeveloped natural gas reserves decreased by 17.1% and our previously estimated proved developed and undeveloped natural gas reserve quantities were revised upward by approximately 4 thousand cubic feet of natural gas. This upward revision was mainly the result of an increase in proved undeveloped natural gas reserves from drilling locations which the Company had previously estimated.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The future net cash inflows are developed as follows:

●	Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
●	The estimated future production of proved reserves is priced on the basis of year-end prices.
●	The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year-end estimates. Estimated future development costs by year are as follows:

2025	$34,600
2026	-
2027	-
Thereafter	-
$34,600

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

Changes in standardized measure of discounted future net cash flow from proved reserve quantities

The standardized measure of discounted future net cash flows is presented below for the years ended December 31, 2024, and 2023.

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

	2024	2023
Future cash inflows	$17,957,800	$17,559,800
Future production costs	(6,884,900)	(6,860,800)
Future development costs	(34,600)	(8,200)
Future income tax expense	(3,311,490)	(3,207,240)

Future net cash flows	7,726,810	7,483,560

10% annual discount for estimated timing of cash flows	(3,331,824)	(3,011,664)

Standardized measure of discounted future net cash flows	4,394,986	4,471,896

Sales of oil and gas produced, net of production costs	(538,336)	(322,560)

Revisions of previous quantity estimates	(78,051)	(10,359,602)
Net changes in prices and production costs	624,047	946,740
Extensions, discoveries and improved recovery	461,377	2,067,392
Accretion of discount	(578,909)	(602,094)

Net change in income tax	32,962	2,481,037

Net increase (decrease)	$(76,910)	$(5,789,087)

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves. The following table estimates the costs to develop and produce our proved reserves in the year 2025.

2025
Future development cost of:
Proved developed reserves (PDP)	$-
Proved non-producing reserves (PDNP)	34,600
Proved undeveloped reserves (PUD)	-

Total	$34,600

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