Form 10-Q
period 2025-03-31
Royale Energy, Inc.
filed 2025-05-15
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

At May 12, 2025, a total of 96,600,302 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2025	December 31, 2024
	(unaudited)
Current Assets:
Cash and Cash Equivalents	$1,850,831	$1,877,163
Restricted Cash	6,000,000	6,025,000
Other Receivables, net	669,873	868,429
Revenue Receivables	439,207	764,653
Prepaid Expenses and Other Current Assets	757,914	619,913
Total Current Assets	9,717,825	10,155,158

Other Assets	584,865	589,865
Right of Use Asset - Operating Leases	214,308	238,509
Oil and Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	4,584,033	4,656,659
Total Assets	$15,101,031	$15,640,191

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ DEFICIT	(unaudited)
Current Liabilities:
Accounts Payable and Accrued Expenses	$6,510,879	$6,966,605
Notes Payable - Current	1,400,000	-
Royalties Payable	611,833	611,833
RMX Resources, LLC	23,087	23,087
Operating Leases - Current	96,095	94,070
Asset Retirement Obligation - Current	1,012,500	1,012,500
Deferred Drilling Obligations	12,032,996	11,457,996

Total Current Liabilities	21,687,390	20,166,091

Noncurrent Liabilities:
Asset Retirement Obligation	4,081,358	4,066,095
Notes Payable - Non-current	2,120,934	3,489,290
Operating Leases - Non-current	120,229	145,644
Accrued Unpaid Guaranteed Payments	90,000	90,000
Accrued Liabilities - Non-current	12,386	12,386

Total Liabilities	28,112,297	27,969,506

Stockholders’ Deficit:
Common Stock, .001 Par Value, 280,000,000 Shares Authorized 96,600,302 and 96,600,302 shares issued and outstanding at March 31 2025 and December 31, 2024, respectively	96,600	96,600

Additional Paid in Capital	81,078,554	81,078,554

Accumulated Deficit	(94,186,420)	(93,504,469)

Total Stockholders’ Deficit	(13,011,266)	(12,329,315)

Total Liabilities, and Stockholders’ Deficit	$15,101,031	$15,640,191

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 3 months ended	For the 3 months ended
	March 31, 2025	March 31, 2024
Revenues:
Oil, NGL and Gas Sales	$456,106	$643,665
Supervisory Fees and Other	31,667	16,269
Total Revenues	487,773	659,934

Costs and Expenses:
Oil and Gas Lease Operating	288,839	432,754
Depreciation, Depletion and Amortization	73,218	87,026
Impairment	27,250	56,209
Credit Loss Expense	13,126	30,958
Legal and Accounting	245,506	279,539
Marketing	69,035	59,992
General and Administrative	466,418	447,324
Total Costs and Expenses	1,183,392	1,393,802

Loss From Operations	(695,619)	(733,868)
Other Income (Expense):
Interest Expense	(97,179)	(36,242)
Gain on Settlement of Liability	5,353	-
Gain on Settlement of Accounts Payable	105,494	-
Net Loss	(681,951)	(770,110)
Less: Preferred Stock Dividend in Arrears	-	215,221
Net Loss available to common stock	$(681,951)	$(985,331)

Shares used in computing Basic Net Loss per share	96,600,302	71,349,685
Basic Loss per share	(0.01)	(0.01)
Shares used in computing Diluted Net Loss per share	96,600,302	71,349,685
Diluted Loss per share	(0.01)	(0.01)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(681,951)	$(770,110)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	73,218	87,026
Impairment	27,250	56,209
Credit Loss Expense	13,126	30,958
Gain on Settlement of Accounts Payable	(105,494)	-
Gain on Settlement of Liability	(5,353)	-
Stock-Based Compensation	-	35,999
Accretion of Debt Restructure Notes Payable	31,644	-
Right of use asset depreciation	3,582	2,753
Changes in assets and liabilities:
Other & Revenue Receivables	510,876	314,961
Prepaid Expenses and Other Assets	(133,001)	(46,341)
Accounts Payable and Accrued Expenses	(351,509)	(290,719)
Net Cash Used in Operating Activities	(617,612)	(579,264)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(5,949)	(3,188,357)
Proceeds from Turnkey Drilling Programs	575,000	1,150,000
Net Cash Provided (Used) by Investing Activities	569,051	(2,038,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long Term Debt	-	1,400,000
Lease Financing Payments	(2,771)	(3,113)
Net Cash Provided (Used) by Financing Activities	(2,771)	1,396,887

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(51,332)	(1,220,734)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,902,163	5,527,521
Cash, Cash Equivalents, and Restricted Cash at End of Period	7,850,831	4,306,787
Cash Paid for Interest	65,535	36,242
Cash Paid for Taxes	1,250	550

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Accounts Payable for Oil and Gas Properties	-	1,000,000
Increase (Decrease) in Capital Accrued Balance	1,277	(152,652)

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING & FINANCING ACTIVITIES:
Series B Paid-In-Kind Dividends	-	215,221

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(UNAUDITED)

	Common Stock
	Number of Shares Issued and Outstanding	Amount	Additional Paid in	Accumulated Comprehensive	Total Stockholders’
	Common Shares	Common Amount	Capital APIC	Deficit ACD	Deficit Total
December 31, 2023 Balance	70,564,188	$70,564	$54,619,236	$(90,323,289)	$(35,633,489)
Stock Issued in lieu of Compensation	1,299,641	1,299	34,700	-	35,999
Preferred Series B 3.5% Dividend	-	-	-	(215,221)	(215,221)
Net Loss	-	-	-	(770,110)	(770,110)
March 31, 2024 Balance	71,863,829	$71,863	$54,653,936	$(91,308,620)	$(36,582,821)

	Common Shares	Common Amount	APIC	ACD	Total
December 31, 2024 Balance	96,600,302	$96,600	$81,078,554	$(93,504,469)	$(12,329,315)
Net Loss				(681,951)	(681,951)
March 31, 2025 Balance	96,600,302	$96,600	$81,078,554	$(94,186,420)	$(13,011,266)

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

The consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or for any other period.

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

At March 31, 2025, our consolidated financial statements reflect a working capital deficiency of $11,969,565, and an accumulated deficit of $94,186,420. We had a net loss of $681,951 for the three months ended March 31, 2025. These factors indicate that there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Revenue Recognition

A significant portion of our revenues are derived from the sale of crude oil, condensate, natural gas liquids (“NGLs”) and natural gas under spot and term agreements with our customers as follows:

	For the three months ended March 31
	2025	2024
Oil & Condensate Sales	$393,860	$559,358
Natural Gas Sales	61,096	83,735
NGL Sales	1,150	572
Total	$456,106	$643,665

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

Restricted Cash

We sponsor turnkey drilling arrangements in proved and unproved properties. The contracts require that participants pay us the full contract price upon execution of the drilling agreement. Each participant earns an undivided interest in the well bore at the completion of the well. A portion of the funds received in advance of the drilling of a well from a working interest participant are held for the express purpose of drilling a well. If something changes, we may designate these funds for a substitute well. Under certain conditions, a portion of these funds may be required to be returned to a participant. Once the well is drilled, the funds are used to satisfy the drilling cost. We classify these funds prior to commencement of drilling as restricted cash based on guidance codified as under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 230-10-50-8. In the event that progress payments are made from these funds; they are recorded as Prepaid Expenses and Other Current Assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	March 31, 2025	December 31, 2024
Cash and Cash Equivalents	$1,850,831	$1,877,163
Restricted Cash	6,000,000	6,025,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$7,850,831	$7,902,163

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

All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At March 31, 2025 and December 31, 2024, we established an allowance for expected credit losses of $2,182,424 and $2,194,552, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

Dividends on Series B Convertible Preferred Stock

On October 11, 2024, we completed a significant equity restructuring transaction, eliminating our Series B, 3.5% Convertible Preferred Stock. See Note 9.

The Series B Convertible Preferred Stock, (“Preferred Stock”) had an obligation to pay a 3.5% cumulative dividend, in kind or cash, on a quarterly basis. The Board of Directors authorized the issuance of the Preferred Stock, for the settlement of dividends accumulated through December 31, 2023. We accrued $653,730 for dividends related to the Preferred Stock for the first three quarters of 2024. Each quarter, we charged retained earnings for the accumulating dividend as the amounts add to the liquidation preference of the Preferred Stock.

ACCOUNTING STANDARDS

Recently Issued, Not Yet Adopted

In December 2023, FASB issued Accounting Standards Update (ASU) No. 2023-09, “Improvements to Income Tax Disclosures,” issued by the Financial Accounting Standards Board (FASB). ASU 2023-09 requires enhanced disclosures around income taxes, including additional detail regarding the rate reconciliation and the presentation of income taxes paid, to provide financial statement users with more transparent information about tax exposures and cash flow implications with an effective date for annual periods beginning after December 15, 2024. While we are still evaluating the implications of this standard, the adoption of ASU 2023-09 should not materially impact our financial position, results of operations, or cash flows, as the update affects disclosures only.

NOTE 2 – OIL AND GAS PROPERTY AND EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of:

	March 31,	December 31,
	2025	2024
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$5,760,981	$5,764,761
Undeveloped properties	3,339,234	3,339,234
Lease and well equipment	3,298,441	3,295,028
	12,398,656	12,399,023

Accumulated depletion, depreciation & amortization	(7,819,955)	(7,748,190)
Net capitalized costs Total	4,578,701	4,650,833

Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,103,362	1,103,362
	1,143,423	1,143,423
Accumulated depreciation	(1,138,091)	(1,137,597)
	5,332	5,826
Net capitalized costs Total	$4,584,033	$4,656,659

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

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its’ carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During the three months ended March 31, 2025 and 2024, we incurred an impairment loss of $27,250 and $56,209, respectively.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. We record all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At March 31, 2025, and December 31, 2024, we had Deferred Drilling Obligations of $12,032,996 and $11,457,996, respectively.

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

For 2023 and 2024, the board authorized the payment of each quarterly dividend of Series B Convertible Preferred shares, as Paid-In-Kind shares (“PIK”) to be paid immediately following the end of the quarter. During 2024 no cash was used to pay dividends on Series B preferred shares.

On October 11, 2024, we completed a significant equity restructuring transaction, eliminating our Series B, 3.5% Convertible Preferred Stock. See Note 9.

NOTE 4 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended
	March 31, 2025		March 31, 2024
	Basic	Diluted	Basic	Diluted
Net Loss	$(681,951)	(681,951)	$(770,110)	(770,110)
Less: Preferred Stock Dividend In Arrears	-	-	215,221	215,221
Net Loss Attributable to Common Shareholders	(681,951)	(681,951)	(985,331)	(985,331)
Weighted average common shares outstanding	96,600,302	96,600,302	71,349,685	71,349,685
Effect of dilutive securities	-	-	-	-
Weighted average common shares, including Dilutive effect	96,600,302	96,600,302	71,349,685	71,349,685
Per share:
Net Loss	$(0.01)	(0.01)	$(0.01)	(0.01)

For the three months ended March 31, 2025 and 2024, we had dilutive securities of 0 and 24,664,550, respectively. During the period in 2024, these securities were not included in the dilutive loss per share, due to their antidilutive nature.

NOTE 5 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At the end of 2015, management reviewed the reliability of our net deferred tax assets, and due to our continued cumulative losses in recent years, we concluded it is not “more-likely-than-not” our deferred tax assets will be realized. As a result, we will continue to record a full valuation allowance against the deferred tax assets in 2025.

NOTE 6 – ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2025, no common stock was issued in lieu of cash payments for salaries and board fees. During the three months ended March 31, 2024, in lieu of cash payments for board fees, we issued 1,299,641 shares of common stock valued at approximately $36,000 to board members.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

We measure our allowance for losses on other receivables including, under ASC 326. The following table summarizes the activity in the balance of allowance for credit losses on other receivables for the period indicated:

Balance at December 31, 2023	$1,837,551
Provision for credit loss	30,958
Write-offs charged against the allowance	59,024
Balance at March 31, 2024	$1,809,485

Balance at December 31, 2024	$2,194,552
Provision for credit loss	13,126
Write-offs charged against the allowance	25,254
Balance at March 31, 2025	$2,182,424

NOTE 8 – RELATED PARTY NOTES PAYABLE

On February 7, 2024 the board of directors approved a debt facility of up to $3 million. On February 9, 2024, Royale Energy, Inc. entered into a Secured Term Loan Note with Walou Investments, LP, a Texas limited partnership, which is under the control of Johnny Jordan, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors. In addition, Mr. Jordan is the beneficial owner of 29.2% of the Company’s issued and outstanding common stock. The initial loan to the Company was $1,400,000 which was received on February 9, 2024.The outstanding principal balance of the loan has an interest rate of 18.0%. The Company began making monthly interest payments on March 1, 2024, and will continue until the maturity date. On November 1, 2024 the maturity was extended from August 1, 2025 to January 1, 2026. The loan is secured by a deed of trust, which was recorded in Ector County, Texas and covers, among other things, certain oil and gas assets in Ector County, Texas.

Note 9 – Debt and Equity Restructuring Transaction

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

The restructuring involved the exchange and extinguishment of 2,466,455 shares of Series B Preferred Stock, which carried an aggregate liquidation preference of $24.7 million. The exchange was structured as follows:

1.	90% Conversion to Common Stock – Former holders of the Series B Preferred Stock received 22,198,095 shares of Royale common stock at an exchange ratio of 10 shares of common stock for each share of Series B Preferred Stock.

2.	10% Conversion to Notes Payable – The remaining portion of the Series B Preferred Stock was exchanged for Senior Unsecured Promissory Notes, totaling $1.85 million. These notes bear an interest rate of 0% until December 31, 2025, increasing to 5% through 2027 and 8% through June 30, 2029, when all principal and interest is due.

3.	Issuance of Warrants – As part of the exchange, Royale issued 25 million warrants with an exercise price of $0.10 per share, expiring on June 30, 2029. The fair value of the warrants was determined to be $959,637 using a Black-Scholes-Merton model.

4.	Transfer of Additional Assets – The Company transferred a 0.5% overriding royalty interest (ORRI) in an Alaskan property and three parcels of Bellevue, Kern County real estate to a holding entity controlled by the Preferred Shareholders. The real estate was assigned a fair value of $368,434, which was recognized as an inducement to convert the preferred shares.

5.	Settlement of Historical Liabilities – Royale also settled approximately $3 million in pre-merger obligations by issuing additional common stock and promissory notes.

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

As of March 31, 2025, the Company had 96,600,302 shares of common stock outstanding, and no preferred shares issued or outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the SEC, press releases, conferences or otherwise, may be deemed to be “forward-looking statements” within the meaning of Section 21E of the Exchange Act. This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, sources and availability of financing, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand, and industry conditions. While we believe our forward-looking statements are based upon reasonable assumptions, we can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and those described from time to time in our future reports filed with the SEC.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2025, and 2024, we incurred a net loss of $681,951 and $770,110, respectively. The difference was primarily due to the gain on settlement of approximately $105,000 from a vendor for an equipment failure during a workover.

During the first three months of 2025, revenues from oil and gas production decreased $187,559 or 29.1%, to $456,106 from revenues of $643,665 during the first three months of 2024. This decrease was mainly due to lower oil and gas production volumes during the quarter in 2025. The net sales volume of oil and condensate for the three months ended March 31, 2025, was approximately 5,688 barrels with an average price of $69.24 per barrel, versus 7,804 barrels with an average price of $71.68 per barrel for the first three months of 2024. This represents a decrease in net sales volume of 2,116 barrels or 27.1%. The lower production volumes was due to weather and equipment related issues in our Texas Jameson field during the first quarter of 2025. The net sales volume of natural gas for the three months ended March 31, 2025, was approximately 22,767 Mcf with an average price of $2.68 per Mcf, versus 32,659 Mcf with an average price of $2.56 per Mcf for the same period in 2024. This represents a decrease in net sales volume of 9,892 Mcf or 30.3%. The decrease in natural gas production volume was due to some of our California natural gas wells being offline for approximately a month due to mandatory pipeline inspections by Pacific Gas and Electric.

Oil and natural gas lease operating expenses decreased by $143,915 or 33.3%, to $288,839 for the three months ended March 31, 2025, from $432,754 for the same period in 2024. This decrease was due to higher workover-related costs during the first quarter of 2024 in our Texas Jameson as we attempted to increase production.

The aggregate of supervisory fees and other income was $31,667 and $16,269 for the three months ended March 31, 2025 and 2024, respectively, an increase of $15,398 mainly due to higher interest and rental income during the first quarter of 2025.

Depreciation, depletion and amortization expense decreased to $73,218 from $87,026, a decrease of $13,808 or 15.9% for the three months ended March 31, 2025, as compared to the same period in 2024. The depletion rate is calculated using production as a percentage of reserves. The decrease in depletion expense was due to a increase in expected recoverable reserves which decreased the depletion rate.

At March 31, 2025, Royale Energy had a Deferred Drilling Obligation of $12,032,996. During the first three months of 2025, we did not participate in the drilling of any wells. At March 31, 2024, Royale Energy had a Deferred Drilling Obligation of $10,911,927. During the first 3 months of 2024, although we participated in the drilling and completion of a well in the Texas Permian basin, we did not book turnkey gains or losses as we waited for final costs to be determined.

General and administrative expenses increased by $19,094 or 4.3% from $447,324 for the three months ended March 31, 2024, to $466,418 for the same period in 2025, primarily due to marketing bonuses paid to employees during the quarter in 2025. For the first three months of 2025, marketing expenses increased $9,043 or 15.1% to $69,035, compared to $59,992 for the first three months of 2024. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated exhibition and travel costs.

Legal and accounting expense decreased to $245,506 for the three-month period in 2025, compared to $279,539 for the same period in 2024, a $34,033 or 12.2% decrease. This decrease was primarily due to higher legal fees related to our debt facility entered into during the first quarter of 2024.

During the three months ended March 31, 2025, we recorded a gain on settlement of $105,494 with a vendor due to an equipment failure which occurred during a workover. During the three months ended March 31, 2025, we recorded a $5,353 gain on settlement of liability due to a reconciliation of our asset retirement obligation. During the three months ended March 31, 2025, we recorded lease impairments of $27,250 on various lease and land costs in our California natural gas fields where the carrying value exceeded the fair value, compared to $56,209, recorded in the first three months of 2024. During the three months ended March 31, 2025 and 2024, we also recorded Credit Loss expenses of $13,126 and $30,958, respectively, which arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment (“P&A”) and our period end oil and natural gas reserve values. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful.

Interest expense for the three months ended March 31, 2025, and 2024, were $97,179 and $36,242, respectively. The higher 2025 interest expense was due to the $1.4 million note payable obtained in February 2024, discussed in Note 8 and the notes payable related to the debt restructuring in October 2024, discussed in Note 9.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2025, we had current assets totaling $9,717,825 and current liabilities totaling $21,687,390, resulting in a $11,969,565 working capital deficit. We had $1,850,831 in cash and $6,000,000 in restricted cash at March 31, 2025, compared to $1,877,163 in cash and $6,025,000 in restricted cash at December 31, 2024.

At March 31, 2025, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $669,873 compared to $868,429 at December 31, 2024, a $198,556 or 22.9% decrease, mainly due to lower joint interest billing receivables. At March 31, 2025, revenue receivable was $439,207, a decrease of $325,446, compared to $764,653 at December 31, 2024, due to lower production volumes during the first quarter in 2025 when compared to the fourth quarter of 2024. At March 31, 2025, our accounts payable and accrued expenses totaled $6,510,879, a decrease of $455,726 from the accounts payable at December 31, 2024 of $6,966,605, which was mainly due to lower revenue payables at the end of the first quarter 2025.

We have had recurring operating and net losses and cash used in operations and the financial statements reflect a working capital deficiency of $11,969,565 and an accumulated deficit of $94,186,420. These factors raise substantial doubt about our ability to continue as a going concern, and anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interest and possible issuance of debt and/or equity. If we are unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on our business, results of operations, financial position, and liquidity. Management has plans to continue to increase revenues by making commitments to participate with industry partners in drilling wells in the Permian basin and will also continue to drill and workover wells in our Texas Jameson field. Although there are no assurances, Management believes that expected increases in revenue together with reduced capital expenditures for drilling will allow the company to meet its liquidity needs through the remainder of the year.

Operating Activities. Net cash used by operating activities totaled $617,612 and $579,264 for the three months ended March 31, 2025 and 2024, respectively, a $38,348 or 6.6% difference.

Investing Activities. Net cash provided by investing activities totaled $569,051 for the three months ended March 31, 2025, while net cash used by investing activities totaled $2,038,357 for the three months ended March 31, 2024. During the three-month period in 2025, we received $575,000 in drilling funds while our drilling and lease expenditures were approximately $6,000. During the three-month period in 2024, we received approximately $1.2 million in drilling funds while our drilling and lease expenditures were approximately $3.2 million as we participated in drilling and obtained lease interests in the Permian basin.

Financing Activities. Net cash used by financing activities totaled $2,771 for the three months ended March 31, 2025 and net cash provided by financing activities were $1,396,8877 for the three months ended March 31, 2024. The difference in cash provided, was due to receipt of $1.4 million from the note payable discussed in Note 8. During the three-month periods in 2025 and 2024, the totals were also used for principal payments on our financing lease payments.

Critical Accounting Estimates

Our critical accounting policies are further disclosed in Note 1 to the consolidated financial statements included in our 2024 Annual Report on Form 10-K.

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

As of December 31, 2024, our management, including our Chief Executive and Chief Financial Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, the company concluded that there was a material weakness in our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the review by the CFO and CEO, the material weakness was identified as listed below.

●	In connection with the audit of our 2024 and 2023 consolidated financial statements, management has identified a material weakness that exists because we did not maintain effective controls over our financial close and reporting process, and has concluded that the financial close and reporting process needs additional formal procedures to ensure that appropriate reviews occur on all financial reporting analysis. Management has designed and implemented updated control procedures that we believe will mitigate this material weakness and is monitoring these procedures for effectiveness.

Because of the material weaknesses described above, our management was unable to conclude that our internal control over financial reporting was effective as of the end of period to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Notwithstanding the material weaknesses described above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the interim fiscal periods presented in conformity with U.S. generally accepted accounting principles. In addition, the material weakness described did not result in the restatements of any of our audited or unaudited consolidated financial statements or disclosures for any previously reported periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the actions described above, that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

ROYALE ENERGY, INC.

Date: May 15, 2025	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: May 15, 2025	/s/ Ronald Lipnick
Ronald Lipnick, Chief Financial Officer