Form 10-Q
period 2025-09-30
Royale Energy, Inc.
filed 2025-11-26
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

At November 7, 2025, a total of 96,600,302 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$796,979	$1,877,163
Restricted Cash	5,476,900	6,025,000
Other Receivables, net	663,775	868,429
Revenue Receivables	573,638	764,653
Prepaid Expenses and Other Current Assets	725,907	619,913
Deferred Drilling Costs	528,610	-
Total Current Assets	8,765,809	10,155,158

Other Assets	576,265	589,865
Right of Use Asset - Operating Leases	165,835	238,509
Oil and Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	5,878,626	4,656,659
Total Assets	$15,386,535	$15,640,191

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,261,628	$6,966,605
Royalties Payable	611,833	611,833
RMX Resources, LLC	23,087	23,087
Operating Leases - Current	100,179	94,070
Asset Retirement Obligation - Current	1,012,500	1,012,500
Deferred Drilling Obligations	13,982,996	11,457,996
Total Current Liabilities	20,992,223	20,166,091

Noncurrent Liabilities:
Asset Retirement Obligation	4,116,391	4,066,095
Notes Payable - Non-current	4,086,756	3,489,290
Operating Leases - Non-current	69,108	145,644
Accrued Unpaid Guaranteed Payments	90,000	90,000
Accrued Liabilities - Non-current	12,386	12,386
Total Liabilities	29,366,864	27,969,506

Stockholders’ Deficit:
Common Stock, $0.001 Par Value, 280,000,000 Shares Authorized 96,600,302 and 96,600,302 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	96,600	96,600
Additional Paid in Capital	81,078,554	81,078,554

Accumulated Deficit	(95,155,483)	(93,504,469)

Total Stockholders’ Deficit	(13,980,329)	(12,329,315)

Total Liabilities, and Stockholders’ Deficit	$15,386,535	$15,640,191

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Revenues:
Oil, NGL and Gas Sales	$584,576	$559,709	$1,372,919	$1,749,120
Other Operating Revenue	5,161	3,103	20,280	13,204
Total Revenues	589,737	562,812	1,393,199	1,762,324

Costs and Expenses:
Oil and Gas Lease Operating	360,986	512,400	848,469	1,292,525
Depreciation, Depletion and Amortization	83,496	56,547	198,976	253,726
Settlement of Asset Retirement Obligations	(9,989)	-	(230,681)	-
Impairment	-	337,500	27,250	400,554
Legal and Accounting	76,948	142,950	382,660	485,114
Credit Loss Expense	98,432	103,447	111,558	279,491
Marketing	62,204	128,211	228,732	269,984
General and Administrative	382,957	369,646	1,235,003	1,197,677
Total Costs and Expenses	1,055,034	1,650,701	2,801,967	4,179,071

Gain on Turnkey Drilling	-	-	-	527,715

Loss From Operations	(465,297)	(1,087,889)	(1,408,768)	(1,889,032)
Other Income (Expense):
Interest Income	16,092	11,602	53,954	31,759
Interest Expense	(101,088)	(108,004)	(296,200)	(207,744)

Net Loss	(550,293)	(1,184,291)	(1,651,014)	(2,065,017)
Less: Preferred Stock Dividend	-	221,410	-	653,730
Net Loss available to common stock	$(550,293)	$(1,405,701)	$(1,651,014)	$(2,718,747)

Shares used in computing Basic and Diluted Net Loss per share	96,600,302	71,863,529	96,600,302	71,693,073

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.02)	$(0.02)	$(0.04)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Nine Months Ended
	9/30/2025	9/30/2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,651,014)	$(2,065,017)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	198,976	253,726
Gain on Turnkey Drilling Programs	-	(527,715)
Impairment	27,250	400,554
Credit Loss Expense	111,558	279,491
Settlement of Asset Retirement Obligation	(230,681)	-
Cash Settlement on Asset Retirement Obligation	9,199	-
Stock-Based Compensation	-	35,999
Accretion of Discount on Notes Payable	97,466	-
Right of Use Asset Depreciation	10,817	6,615
Changes in Operating Assets and Liabilities:
Other & Revenue Receivables	284,111	498,949
Prepaid Expenses and Other Assets	(92,394)	773
Royalties Payable	-	(1,092)
Accounts Payable and Accrued Expenses	(1,440,996)	(263,667)
Net Cash Used in Operating Activities	(2,675,708)	(1,381,384)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(1,969,006)	(4,706,411)
Proceeds from Turnkey Drilling Programs	2,525,000	4,937,500
Net Cash Provided by Investing Activities	555,994	231,089

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	500,000	1,400,000
Lease Financing Payments	(8,570)	(6,961)
Net Cash Provided by Financing Activities	491,430	1,393,039

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(1,628,284)	242,744

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,902,163	5,527,521
Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,273,879	$5,770,265
Cash Paid for Interest	$198,734	$207,744
Cash Paid for Taxes	$9,218	$8,050

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Change in Capital Accrued Balance	$(7,548)	$-

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(UNAUDITED)

	Common Stock
	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total Stockholders’ Deficit

	Common Shares	Common Amount	APIC	ACD	Total
December 31, 2023 Balance	70,564,188	$70,564	$54,619,236	$(90,323,289)	$(35,633,489)
Stock Issued in lieu of Compensation	1,299,641	1,299	34,700	-	35,999
Preferred Series B 3.5% Dividend	-	-	-	(653,730)	(653,730)
Net Loss	-	-	-	(2,065,017)	(2,065,017)
September 30, 2024 Balance	71,863,829	$71,863	$54,653,936	$(93,042,036)	$(38,316,237)

	Common Shares	Common Amount	APIC	ACD	Total
December 31, 2024 Balance	96,600,302	$96,600	$81,078,554	$(93,504,469)	$(12,329,315)
Net Loss	-	-	-	(1,651,014)	(1,651,014)
September 30, 2025 Balance	96,600,302	$96,600	$81,078,554	$(95,155,483)	$(13,980,329)

	Common Stock
	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Comprehensive Deficit	Total Stockholders’ Deficit

	Common Shares	Common Amount	APIC	ACD	Total
June 30, 2024 Balance	71,863,829	$71,863	$54,653,936	$(91,636,335)	$(36,910,536)
Preferred Series B 3.5% Dividend	-	-	-	(221,410)	(221,410)
Net Loss	-	-	-	(1,184,291)	(1,184,291)
September 30, 2024 Balance	71,863,829	$71,863	$54,653,936	$(93,042,036)	$(38,316,237)

	Common Shares	Common Amount	APIC	ACD	Total
June 30, 2025 Balance	96,600,302	$96,600	$81,078,554	$(94,605,190)	$(13,430,036)
Net Loss	-	-	-	(550,293)	(550,293)
September 30, 2025 Balance	96,600,302	$96,600	$81,078,554	$(95,155,483)	$(13,980,329)

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

The consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or for any other period.

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

At September 30, 2025, our condensed consolidated financial statements reflect a working capital deficiency of $12,226,414, and an accumulated deficit of $95,155,483. We had a net loss of $1,651,014 for the nine months ended September 30, 2025. These factors indicate that there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management’s plans to alleviate the going concern uncertainty by continuing to seek to implement cost control measures that include, among other things, reduction of overhead costs, selling non-strategic assets, and, if possible, obtaining additional equity and debt financing. There is no assurance that additional financing will be available when needed or that we will be able to obtain any financing on terms acceptable to us and whether we will become profitable and generate positive operating cash flow. If we are unable to raise sufficient additional capital, we will have to develop and implement a plan to further extend payables, attempt to extend note repayments, and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that any such plan will be successful.

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

Revenue Recognition

A significant portion of our revenues are derived from the sale of crude oil, condensate, natural gas liquids (“NGLs”) and natural gas under spot and term agreements with our customers as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Oil & Condensate Sales	$512,171	$504,915	$1,187,236	$1,578,513
Natural Gas Sales	71,800	53,896	182,925	167,966
NGL Sales	605	898	2,758	2,641
Total	$584,576	$559,709	$1,372,919	$1,749,120

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

We frequently sell a portion of the working interest in each well we drill, or participate in, to third-party investors and retain a portion of the prospect for our own account. We typically guarantee a cost to drill to the third-party drilling participants and record a loss or gain on the difference between the guaranteed price and the actual cost to drill the well. When monies are received from third parties for future drilling obligations, we record the liability as Deferred Drilling Obligations. Once the contracted depth for the drilling of the well is reached and a determination as to the commercial viability of the well, the difference in the actual cost to drill and the guaranteed cost is recorded as income or expense depending on whether there was a gain or loss.

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

Restricted Cash

We sponsor turnkey drilling arrangements in proved and unproved oil and gas properties. The contracts require that participants pay us the full contract price upon execution of the drilling agreement. Each participant earns an undivided interest in the well bore at the completion of the well. A portion of the funds received in advance of the drilling of a well from a working interest participant are held for the express purpose of drilling a well. Under certain circumstances, we may designate these funds for a substitute well. Under certain conditions, a portion of these funds may be required to be returned to a participant. Once the well is drilled, the funds are used to satisfy the drilling cost. We classify these funds prior to commencement of drilling as restricted cash. In the event that progress payments are made from these funds; they are recorded as Prepaid Expenses and Other Current Assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	September 30, 2025	December 31, 2024
Cash and Cash Equivalents	$796,979	$1,877,163
Restricted Cash	5,476,900	6,025,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$6,273,879	$7,902,163

Equity Method Investments

Investments in entities over which we have significant influence, but not control, are accounted for using the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by the equity method investees and is reflected in other income in our condensed consolidated statements of operations. Equity method investments are included as noncurrent assets on the condensed consolidated balance sheets.

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

All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At September 30, 2025 and December 31, 2024, we established an allowance for expected credit losses of $2,277,186 and $2,194,552, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected.

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

Reclassification

During the current quarter, the Company identified a prior quarter reclassification error and missing segment disclosure. Management determined the errors were not material to prior quarters; therefore, prior quarter financial statements have not been restated. The correction was recorded in the current quarter as an out-of-period adjustment, resulting in a reclassification of $390,000 from non-operating income (expense) to operating expenses and inclusion of the required segment information. These adjustments had no impact on net loss or total equity.

ACCOUNTING STANDARDS

Recently Issued, Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires public business entities to disclose disaggregated information about certain income statement expenses—including categories such as employee compensation, intangible asset amortization and depreciation, and selling expense—in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impacts of this standard on our disclosures and is not planning to early adopt.

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

NOTE 2 – OIL AND GAS PROPERTIES AND EQUIPMENT

Oil and gas properties, equipment and fixtures consist of:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$7,261,928	$5,764,761
Undeveloped properties	3,252,830	3,339,234
Lease and well equipment	3,298,441	3,295,028
	13,813,199	12,399,023

Accumulated depletion, depreciation & amortization	(7,938,916)	(7,748,190)
Net capitalized Oil and Gas costs	$5,874,283	$4,650,833

Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,103,362	1,103,362
	1,143,423	1,143,423
Accumulated depreciation	(1,139,080)	(1,137,597)
	4,343	5,826
Net capitalized costs Total	$5,878,626	$4,656,659

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

We estimate the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using quarterly updated evaluation assumptions for crude oil commodity prices. Quarterly volumes are based on field production profiles, which are also updated quarterly. Prices for natural gas and other products are based on assumptions developed quarterly for evaluation purposes.

Impairment analyses are generally based on proved reserves. An asset group would be further assessed if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount the carrying value exceeds fair value. During the nine months ended September 30, 2025 and 2024, we incurred an impairment loss of $27,250 and $400,554, respectively.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable. We record all funds invested as Deferred Drilling Obligations until drilling is complete. Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations. At September 30, 2025 and December 31, 2024, we had Deferred Drilling Obligations of $13,982,996 and $11,457,996, respectively.

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

NOTE 4 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net Loss	$(550,293)	(550,293)	$(1,184,291)	(1,184,291)
Less: Preferred Stock Dividend	-	-	221,410	221,410
Net Loss Attributable to Common Shareholders	(550,293)	(550,293)	(1,405,701)	(1,405,701)
Weighted average common shares outstanding	96,600,302	96,600,302	71,863,529	71,863,529
Weighted average common shares, including Dilutive effect	96,600,302	96,600,302	71,863,529	71,863,529
Per share:
Net Loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

	Nine Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net Loss	$(1,651,014)	(1,651,014)	$(2,065,017)	(2,065,017)
Less: Preferred Stock Dividend	-	-	653,730	653,730
Net Loss Attributable to Common Shareholders	(1,651,014)	(1,651,014)	(2,718,747)	(2,718,747)
Weighted average common shares outstanding	96,600,302	96,600,302	71,693,073	71,693,073
Weighted average common shares, including Dilutive effect	96,600,302	96,600,302	71,693,073	71,693,073
Per share:
Net Loss	$(0.02)	$(0.02)	$(0.04)	$(0.04)

For the nine and three months ended September 30, 2025 and 2024, we had dilutive securities of 0 and 24,664,550, respectively. During the nine and three month periods in 2025 and 2024, these securities were not included in the dilutive loss per share, due to their antidilutive nature.

NOTE 5 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Management has reviewed the realizability of our net deferred tax assets, and due to our continued cumulative losses in recent years, we concluded it is “more-likely-than-not” our deferred tax assets will not be realized. As a result, we will continue to record a full valuation allowance against the deferred tax assets in 2025.

NOTE 6 – ISSUANCE OF COMMON STOCK

During the nine months ended September 30, 2025, no common stock was issued in lieu of cash payments for salaries and board fees. During the nine months ended September 30, 2024, in lieu of cash payments for board fees, we issued 1,299,641 shares of common stock valued at approximately $36,000 to board members.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

We measure our allowance for losses on other receivables including, under ASC 326. The following table summarizes the activity in the balance of allowance for credit losses on other receivables for the period indicated:

Balance at December 31, 2023	$1,837,551
Provision for credit loss	279,491
Write-offs charged against the allowance	93,740
Balance at September 30, 2024	$2,023,302

Balance at December 31, 2024	$2,194,552
Provision for credit loss	111,558
Write-offs charged against the allowance	28,924
Balance at September 30, 2025	$2,277,186

NOTE 8 – RELATED PARTY NOTES PAYABLE

On February 7, 2024, the Board of Directors of the Company approved a related-party debt facility of up to $3 million. On February 9, 2024, the Company entered into a Secured Term Loan Note with Walou Investments, LP, a Texas limited partnership under the control of Johnny Jordan, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors. Mr. Jordan is also the beneficial owner of approximately 29.2% of the Company’s issued and outstanding common stock. The initial advance to the Company was $1,400,000 on February 9, 2024.

The loan originally bore interest at 18.0% per annum, with monthly interest-only payments beginning March 1, 2024. The loan is secured by a deed of trust recorded in Ector County, Texas, covering certain of the Company’s oil and gas assets located in Ector County.

On November 1, 2024, the maturity date of the loan was extended from August 1, 2025 to January 1, 2026. Subsequently, on August 29, 2025, the loan was further extended to April 1, 2027, and the Company executed an additional advance of $500,000 on the loan, increasing the total outstanding principal balance to $1,900,000. Effective September 1, 2025, the interest rate on the outstanding principal was reduced from 18.0% to 15.0% per annum.

Except as modified by the amendments described above, all other terms and conditions of the Secured Term Loan Note remain in full force and effect.

Note 9 – Debt and Equity Restructuring Transaction

On October 11, 2024, we completed a significant equity restructuring transaction, redeeming our Series B, 3.5% Convertible Preferred Stock and simplifying our capital structure. The transaction was executed through a combination of common stock issuance, stock options, and senior promissory notes in exchange for the redemption of all outstanding Series B Preferred Shares as of September 30, 2024. The preferred holders waived the payment of any unpaid dividends.

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

As of September 30, 2025, the Company had 96,600,302 shares of common stock outstanding, and no preferred shares issued or outstanding.

NOTE 10 – BUSINESS COMBINATION: ACQUISITION OF ADDITIONAL INTEREST IN PRADERA FUEGO

On September 3, 2025, we completed the acquisition of non-operated working interests in seven producing Barnett wells adding an additional 18.5% aggregate working interest and corresponding 13.875% aggregate net revenue interest in the Pradera Fuego (the “Pradera Fuego Acquisition”) field located in Ector County, Texas, within the Permian Basin, for a total of $1,500,000. We accounted for the transaction as an asset acquisition. The acquisition increases the Company’s economic interest in the Pradera Fuego operations.

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment, which encompasses the ownership and investment in onshore oil and natural gas properties in the United States and turnkey drilling programs. The segment’s revenues are derived from the Company’s interests in the sales of crude oil, natural gas, and NGL production.

The Company evaluates performance based on various financial metrics, including but not limited to consolidated income or loss from operations, net revenue, and cash flow from operations. The Company’s chief executive officer, chief operating officer, and chief financial officer together function as the chief operating decision maker (“CODM”) and manage the Company’s business activities as a single operating segment.

The accounting policies of the one reportable segment are identical to those described for the consolidated Company. The CODM uses income (loss), as reported in the unaudited condensed consolidated statement of operations, to measure segment profitability, assess performance, and manage strategic capital resource allocations. The measure of segment assets is reported as “Total assets” on the unaudited condensed consolidated balance sheets. The significant expense categories regularly provided to and reviewed by the CODM are those presented in the unaudited condensed consolidated statements of operations.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2025, and 2024, we incurred net losses of $1,651,014 and $2,065,017, respectively. The difference was primarily due to lower lease operating, lease impairment, and credit loss expenses recognized during the nine months ended September 30, 2025 when compared to the same period in 2024. During the three months ended September 30, 2025 and 2024, we incurred net losses of $550,293 and $1,184,291, respectively. The difference was due primarily an impairment of $337,500 recognized during the period in 2024.

During the first nine months of 2025, revenues from oil and gas production decreased $376,201 or 21.5%, to $1,372,919 during the period in 2025 from revenues of $1,749,120 during the first nine months of 2024. This decrease was mainly due to lower oil and natural gas production volumes and lower oil commodity prices. The net sales volume of oil and condensate for the nine months ended September 30, 2025, was approximately 18,592 barrels with an average price of $63.86 per barrel, versus 21,079 barrels with an average price of $74.88 per barrel for the nine months of 2024. This represents a decrease in net sales volume of 2,487 barrels or 11.8%, which was mainly due to wells being offline during the period in 2025 due to weather related issues in our Texas Jameson field. The net sales volume of natural gas for the nine months ended September 30, 2025, was approximately 84,898 Mcf with an average price of $2.15 per Mcf, versus 91,255 Mcf with an average price of $1.84 per Mcf for the same period in 2024. This represents a decrease in net sales volume of 6,357 Mcf or 7.0%. The decrease in natural gas production volume was also due to the weather related issues in our Jameson field and to some of our California natural gas wells being offline for approximately a month due to mandatory pipeline inspections by Pacific Gas and Electric. For the quarter ended September 30, 2025, revenues from oil and gas production increased $24,867 or 4.4% to $584,576 from the 2024 third quarter revenues of $559,709. This increase was due to higher oil and natural gas production volumes during the period in 2025. The net sales volume of oil and condensate for the quarter ended September 30, 2025, was approximately 8,092 barrels with an average price of $63.29 per barrel, versus 6,800 barrels with an average price of $74.25 per barrel for the third quarter of 2024. This represents an increase in net sales volume of 1,292 barrels or 19.0% for the quarter in 2025. The net sales volume of natural gas for the quarter ended September 30, 2025, was approximately 34,096 Mcf with an average price of $2.11 per Mcf, versus 30,182 Mcf with an average price of $1.79 per Mcf for the third quarter of 2024. This represents an increase in net sales volume of 3,914 Mcf or 13.0% for the quarter in 2025.

Oil and natural gas lease operating expenses decreased by $444,056 or 34.4%, to $848,469 for the nine months ended September 30, 2025, from $1,292,525 for the same period in 2024. For the third quarter of 2025, lease operating expenses decreased $151,414 or 29.6% from the same quarter in 2024. Both of these decreases were partially due to lower workover related costs and equipment repairs on our Jameson field during the period in 2025 as we attempted to increase production during the period in 2024. During the nine months ended September 30, 2025, we also recorded settlement of accounts payable of $105,494 with a vendor due to an equipment failure which occurred during a workover. Additionally, during the nine months ended September 30, 2025, we recorded a settlement of accounts payable of $53,583 due to the write-off of accounts payable where vendors are not legally entitled to collect.

The aggregate of supervisory fees and other income was $74,234 for the nine months ended September 30, 2025, an increase of $29,271 from $44,963 during the same period in 2024. During the third quarter of 2025, supervisory fees and other income increased $6,548 when compared to the same quarter in 2024. These increases were mainly due to higher interest income on our bank balances.

Depreciation, depletion and amortization expense decreased to $198,976 from $253,726, a decrease of $54,750 or 21.6% for the nine months ended September 30, 2025, compared to the same period in 2024. This decrease in depletion expense was due to an increase in expected recoverable reserves which decreased the depletion rate. The depreciation rate is calculated using production as a percentage of reserves. During the third quarter 2025, depreciation, depletion and amortization expenses increased $26,949 or 47.7% due to an increase in our oil and gas assets during the quarter due to our purchase of additional interests in existing wells.

At September 30, 2025, Royale Energy had a Deferred Drilling Obligation of $13,982,996. During the first nine months of 2025, although we participated in the drilling of a well in the Texas Permian basin, we did not book turnkey gains or losses as we waited for the well to be completed and the final costs to be determined. At December 31, 2024, Royale Energy had a Deferred Drilling Obligation of $11,328,332. During the first nine months of 2024, we removed $3,371,095 of drilling obligations as we participated in the drilling and completion of two oil wells in the Texas Permian basin, while incurring expenses of $2,843,380, resulting in a gain of $527,715.

General and administrative expenses increased by $37,326 or 3.1% from $1,197,677 for the nine months ended September 30, 2024 to $1,235,003 for the same period in 2025. For the third quarter 2025, general and administrative expenses increased $13,311 or 3.6% when compared to the same period in 2024. These increases were mainly due to higher employee related expenses during the periods in 2025. For the first nine months of 2025, marketing expenses decreased $41,252 or 15.3% to $228,732, compared to $269,984 for the first nine months of 2024. For the third quarter 2025, marketing expenses decreased $66,007 or 51.5% when compared to the third quarter in 2024. Marketing expense varies from period to period according to the number of marketing events attended by our personnel and their associated costs.

Legal and accounting expense decreased to $382,660 for the nine-month period in 2025, compared to $485,114 for the same period in 2024, a decrease of $102,454 or 21.1%. For the third quarter 2025, legal and accounting expenses decreased $66,002 or 46.2%. These decreases during the periods in 2025 were primarily due to higher legal fees related to our debt facility entered into during the period in 2024.

During the nine months ended September 30, 2025, we recorded a $230,681 gain on settlement of asset retirement obligation liability due mainly to finalizing the plugging and abandonment of three natural gas sites in California. During the nine months ended September 30, 2025 and 2024, we recorded impairments of $27,250 and $400,554, respectively, on various lease and land costs in our California natural gas fields where the carrying value exceeded the fair value. During the nine months ended September 30, 2025 and 2024, we also recorded Credit Loss expenses of $111,558 and $279,491, respectively, which arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our period end oil and natural gas reserve values. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful.

Interest expense for the nine months ended September 30, 2025, and 2024, was $296,200 and $207,744, respectively. The higher 2025 interest expense was due to the $1.4 million note payable entered into in February 2024, discussed in Note 8 and the notes payable related to the debt restructuring in October 2024, discussed in Note 9.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2025, we had current assets totaling $8,765,809 and current liabilities totaling $20,992,223, resulting in a $12,226,414 working capital deficit. We had $796,979 in cash and $5,476,900 in restricted cash at September 30, 2025, compared to $1,877,163 in cash and $6,025,000 in restricted cash at December 31, 2024.

At September 30, 2025, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $663,775 compared to $868,429 at December 31, 2024, a $204,654 or 23.6% decrease, mainly due to lower joint interest billing receivables. At September 30, 2025, revenue receivable was $573,638, a decrease of $191,015, compared to $764,653 at December 31, 2024, due to lower production volumes and commodity prices during the period in 2025 when compared to the fourth quarter of 2024. At September 30, 2025, our accounts payable and accrued expenses totaled $5,261,628, a decrease of $1,704,977 from the accounts payable at December 31, 2024 of $6,966,605, which was mainly due to lower revenue payables at the end of the third quarter 2025 and accounts payable payments and accrued liability settlements during the period in 2025.

We have had recurring operating and net losses and cash used in operations and the condensed consolidated financial statements reflect a working capital deficiency of $12,226,414 and an accumulated deficit of $95,155,483. These factors raise substantial doubt about our ability to continue as a going concern, and anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas properties, sales of participation interests in oil and gas wells and possible issuance of debt and/or equity. If we are unable to generate sufficient cash from operations or financing sources, it may become necessary to curtail, suspend or cease operations, sell property, or enter into financing transaction(s) on less favorable terms; any such outcomes could have a material adverse effect on our business, results of operations, financial position, and liquidity. Management has plans to increase revenues by making commitments to participate with industry partners in drilling wells in the Permian basin and will also continue to drill and workover wells in our Texas Jameson field. Although there are no assurances, Management believes that expected increases in revenue together with reduced capital expenditures for drilling should allow the Company to meet its liquidity needs through the remainder of 2025.

Operating Activities. Net cash used in operating activities totaled $2,675,708 and $1,381,384 for the nine months ended September 30, 2025 and 2024, respectively, a $1,294,324 or 93.7% difference. This difference in cash used was mainly due to a decrease in accounts payable and accrued expenses due to payments made during the period, lower revenue payables to direct working interest owners due to lower revenue receipts, and to accrued asset retirement liability settlements during the 2025 period.

Investing Activities. Net cash provided by investing activities totaled $555,994 and $231,089 for the nine months ended September 30, 2025 and 2024, respectively, a $324,905 or 140.6% difference. During the nine month period in 2025, we received approximately $2.5 million in drilling funds while our drilling and lease expenditures were approximately $2.0 million, mainly due to our purchase of additional interests in our existing Permian basin wells. During the nine-month period in 2024, we received approximately $4.9 million in drilling funds while our drilling and lease expenditures were approximately $4.7 million as we participated in drilling and obtained lease interests in the Permian basin.

Financing Activities. Net cash provided by financing activities totaled $491,430 and $1,393,039 for the nine months ended September 30, 2025 and 2024, respectively. The difference in cash provided, was due to receipt of $500,000 during the period in 2025 and $1.4 million received in 2024 from the note payable discussed in Note 8. During the nine-month periods in 2025 and 2024, $8,570 and $6,961, respectively, were used for principal payments on our financing lease payments.

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

As a result of the review by the CFO and CEO, the material weakness was identified as listed below.

●	In connection with the audit of our 2024 consolidated financial statements, management identified a material weakness that exists because we did not maintain effective controls over our financial close and reporting process, and has concluded that the financial close and reporting process needs additional formal procedures to ensure that appropriate reviews occur on all financial reporting analysis. Management has designed and implemented updated control procedures that we believe will mitigate this material weakness and is monitoring these procedures for effectiveness.

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

Notwithstanding the material weaknesses described above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the condensed consolidated financial statements contained in this Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the interim fiscal periods presented in conformity with U.S. generally accepted accounting principles. In addition, the material weakness described did not result in the restatements of any of our audited or unaudited condensed consolidated financial statements or disclosures for any previously reported periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the period ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: November 26, 2025	/s/ Johnny Jordan
Johnny Jordan,
Chief Executive Officer

Date: November 26, 2025	/s/ Ronald Lipnick
Ronald Lipnick,
Chief Financial Officer