Form 10-Q
period 2026-03-31
Royale Energy, Inc.
filed 2026-08-31
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At August 25, 2026, a total of 96,600,302 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$758,615	$1,099,044
Restricted Cash	6,736,325	7,175,950
Other Receivables, net	743,671	793,608
Revenue Receivables	784,531	694,729
Prepaid Expenses and Other Current Assets	914,236	746,862
Deferred Drilling Costs	320,404	-
Total Current Assets	10,257,782	10,510,193

Other Assets	576,265	576,265
Right of Use Asset - Operating Leases	115,322	141,417
Oil and Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	5,893,716	5,774,178

Total Assets	$16,843,085	$17,002,053

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2026	December 31, 2025
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$6,126,592	$6,033,878
Royalties Payable	611,833	611,833
RMX Resources, LLC	23,087	23,087
Operating Leases - Current	80,337	102,238
Asset Retirement Obligation - Current	1,012,500	1,012,500
Deferred Drilling Obligations	14,799,496	14,277,496

Total Current Liabilities	22,653,845	22,061,032

Noncurrent Liabilities:
Asset Retirement Obligation	4,069,152	4,065,352
Notes Payable - Non-current	4,188,690	4,121,112
Operating Leases - Non-current	39,856	43,386
Accrued Unpaid Guaranteed Payments	90,000	90,000
Accrued Liabilities - Non-current	12,386	12,386

Total Liabilities	31,053,929	30,393,268

Stockholders’ Deficit:
Common Stock, $0.001 Par Value, 280,000,000 Shares Authorized and 96,600,302 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	96,600	96,600

Additional Paid in Capital	81,078,554	81,078,554

Accumulated Deficit	(95,385,998)	(94,566,369)

Total Stockholders’ Deficit	(14,210,844)	(13,391,215)

Total Liabilities, and Stockholders’ Deficit	$16,843,085	$17,002,053

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 3 months ended	For the 3 months ended
	March 31, 2026	March 31, 2025
Revenues:
Oil, NGL and Gas Sales	$563,119	$474,148
Supervisory Fees and Other	239	13,088
Total Revenues	563,358	487,236

Costs and Expenses:
Oil and Gas Lease Operating	400,281	183,345
Severance Taxes	22,869	18,042
Depreciation, Depletion and Amortization	99,561	73,218
Impairment	-	27,250
Settlement of Asset Retirement Obligation	(5,676)	(5,353)
Credit Loss Expense	32,906	13,126
Legal and Accounting	124,238	245,506
Marketing	104,654	69,035
General and Administrative	474,055	466,418
Total Costs and Expenses	1,252,888	1,090,587

Loss From Operations	(689,530)	(603,351)
Other Income (Expense):
Interest Expense	(140,981)	(97,179)
Interest Income	10,882	18,579

Net Loss	(819,629)	(681,951)

Shares used in computing Basic Net Loss per share	96,600,302	96,600,302
Basic Loss per share	$(0.01)	$(0.01)
Shares used in computing Diluted Net Loss per share	96,600,302	96,600,302
Diluted Loss per share	$(0.01)	$(0.01)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	For the Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(819,629)	$(681,951)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	99,561	73,218
Impairment	-	27,250
Credit Loss Expense	32,906	13,126
Settlement of ARO	(5,676)	(5,353)
Cash Settlement on ARO	1,435	-
Accretion of Debt Restructure Notes Payable, and Interest	67,578	31,644
Right of use asset depreciation	3,799	3,582
Changes in assets and liabilities:
Other and Revenue Receivables	(72,771)	510,876
Prepaid Expenses and Other Assets	(167,374)	(133,001)
Accounts Payable and Accrued Expenses	(191,584)	(457,003)
Net Cash Used in Operating Activities	(1,051,755)	(617,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(47,164)	(5,949)
Proceeds from Turnkey Drilling Programs	522,000	575,000
Acquisition of producing properties	(200,000)	-
Net Cash Provided by Investing Activities	274,836	569,051

CASH FLOWS FROM FINANCING ACTIVITIES
Lease Financing Payments	(3,135)	(2,771)
Net Cash Used in Financing Activities	(3,135)	(2,771)

Net Decrease in Cash and Cash Equivalents, and Restricted Cash	(780,054)	(51,332)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	8,274,994	7,902,163
Cash, Cash Equivalents, and Restricted Cash at End of Period	$7,494,940	$7,850,831

Cash Paid for Interest	$73,403	$65,535
Cash Paid for Taxes	$800	$1,250

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Increase in Capital Accrued Balance	$284,297	$1,277

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

	Common Stock
	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
December 31, 2024 Balance	96,600,302	$96,600	$81,078,554	$(93,314,689)	$(12,139,535)
Net Loss	-	-	-	(681,951)	(681,951)
March 31, 2025 Balance	96,600,302	$96,600	$81,078,554	$(93,996,640)	$(12,821,486)

December 31, 2025 Balance	96,600,302	$96,600	$81,078,554	$(94,566,369)	$(13,391,215)
Net Loss	-	-	-	(819,629)	(819,629)
March 31, 2026 Balance	96,600,302	$96,600	$81,078,554	$(95,385,998)	$(14,210,844)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION: ACCOUNTING STANDARDS

Description of Business

We are an independent oil and gas producer, and we also perform turnkey drilling operations. We own wells and leases in major geological basins located primarily in California, Texas, and Oklahoma, and offer fractional working interests and seek to minimize the risks of oil and gas drilling by selling multiple well drilling projects which do not include the use of debt financing.

Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Royale Energy, Inc. (sometimes referred to as the “Company” “we,” “our,” “us,” “Royale Energy,” or “Royale”), Royale Energy Funds, Inc. (“REF”), and Matrix Oil Management Corporation and its subsidiaries, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim consolidated financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) under Article 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in our audited financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations. Significant intercompany transactions have been eliminated in the consolidation. In our opinion, all adjustments considered necessary for a fair presentation have been included.

The consolidated balance sheet as of December 31, 2025, was derived from the audited financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or for any other period.

Revision of Previously Issued Financial Statements

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, during the preparation of the 2025 consolidated financial statements we identified immaterial errors in previously issued financial statements, one of which affects the comparative interim period presented herein: severance taxes were inappropriately netted against Sale of Oil and Gas Revenue within our statement of operations, resulting in an understatement of both Sale of Oil and Gas Revenue and Lease Operating Expense. The remaining errors identified related to accrued liabilities corrected during the quarter ended June 30, 2025, our income tax footnote disclosures and our unaudited supplemental oil and gas disclosures, and had no effect on the condensed consolidated financial statements presented herein.

We assessed the materiality of the errors, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99 and Staff Accounting Bulletin No. 108, and concluded the errors were not material to any of our previously issued financial statements. Notwithstanding the results of that assessment, we have revised the applicable items in our previously issued financial statements to correct these misstatements. Accordingly, the comparative amounts presented for the three months ended March 31, 2025, have been revised to reflect these corrections. The revision increased both Sale of Oil and Gas Revenue and Lease Operating Expense by the amount of severance taxes incurred in the period, or $18,042 for the three months ended March 31, 2025, with no effect on net loss for that period. The revisions had no impact on our condensed consolidated balance sheet as of December 31, 2025, or on our financial position, results of operations or cash flows as of and for the three months ended March 31, 2026.

Liquidity and Going Concern

The primary sources of liquidity have historically been issuances of common stock, oil and gas sales through ongoing operations and the sale of oil and gas properties. There are factors that give rise to substantial doubt about our ability to continue as a going concern and meet liquidity demands, and we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, the sale of oil and natural gas property participation interests through our normal course of business and the sale of non-strategic assets.

At March 31, 2026, our consolidated financial statements reflect a working capital deficiency of $12,396,063 and an accumulated deficit of $95,385,998. We had a net loss of $819,629 for the three months ended March 31, 2026. At December 31, 2025, our working capital deficiency was $11,550,839 and our accumulated deficit was $94,566,369. These factors indicate that there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Estimated quantities of crude oil and condensate, Natural Gas Liquids (“NGLs”) and natural gas reserves is a significant estimate that requires judgment. All of the reserve data referenced herein are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and condensate, NGLs and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and condensate, NGLs and natural gas reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil and condensate, NGLs and natural gas that are ultimately recovered. See Note 18 – Supplemental Information About Oil and Gas Producing Activities (Unaudited) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, for further detail.

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

Revenue Recognition

A significant portion of our revenues are derived from the sale of crude oil, condensate, NGL and natural gas under spot and term agreements with our customers as follows:

	For the three months ended March 31
	2026	2025
Oil & Condensate Sales	$519,439	$409,494
Natural Gas Sales	35,324	63,504
NGL Sales	8,356	1,150
Total	$563,119	$474,148

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

Natural Gas and NGLs

When selling natural gas and NGLs, we engage midstream entities to process our production stream by separating natural gas from the NGLs. Frequently, these midstream entities also purchase our natural gas and NGLs under the same agreements. In these situations, we determine the performance obligation is complete and satisfied at the tailgate of the processing plant when the natural gas and NGLs become identifiable and measurable products. We determine the plant tailgate is the point in time where control, is transferred to midstream entities and they are entitled to the risks and rewards of ownership of the natural gas and NGLs.

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

	March 31, 2026	December 31, 2025
Cash and Cash Equivalents	$758,615	$1,099,044
Restricted Cash	6,736,325	7,175,950
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$7,494,940	$8,274,994

Other Receivables, net

Our other receivables consist of receivables from direct working interest investors and industry partners. We account for expected credit losses on receivables using the Current Expected Credit Loss (“CECL”) methodology. At March 31, 2026 and December 31, 2025, we established an allowance for expected credit losses of $2,319,595 and $2,302,873, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.

Fair Value

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

Description	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)	Fair Value
Money market funds	$6,898,349	$-	$-	$6,898,349

Total as of March 31, 2026	$6,898,349	$-	$-	$6,898,349

Money market funds	$7,942,085	$-	$-	$7,942,085

Total as of December 31, 2025	$7,942,085	$-	$-	$7,942,085

The following table represents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Money market funds	$6,898,349	$6,898,349	$7,942,085	$7,942,085

The fair value of the Company’s Series 2024 Senior Unsecured Promissory Notes and Walou Note was $2,433,051 and $2,005,278 at March 31, 2026 respectively, and $2,369,158 and $2,032,792, respectively, as of December 31, 2025. Such fair value was determined to be Level 3 due to the use of significant unobservable inputs, including management’s assessment of credit risk and cash flow projections.

The Company has other financial instruments consisting primarily of receivables, payables and other current assets and liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

ACCOUNTING STANDARDS

Recently Issued, Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement (Subtopic 220-40) Reporting Comprehensive Income-Expense Disaggregation Disclosures, which broadens the disclosures required for certain costs and expenses in the Company’s annual and interim consolidated financial statements. This ASU is effective prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating disclosures related to our annual report for fiscal year 2027.

NOTE 2 – OIL AND GAS PROPERTY, REAL PROPERTY, AND EQUIPMENT AND FIXTURES

Oil and gas properties, real property, and equipment and fixtures consist of:

	March 31, 2026 (Unaudited)	December 31, 2025
Oil and Gas
Producing properties, including drilling costs	$7,435,778	$7,229,767
Undeveloped properties	3,247,249	3,237,624
Lease and well equipment	3,298,441	3,298,441
Total Oil and Gas Properties	13,981,468	13,765,832
Accumulated depletion, depreciation & amortization	(8,091,106)	(7,995,503)
Net capitalized costs – Oil and Gas	5,890,362	5,770,329

Real Property and Equipment and Fixtures
Vehicles	40,061	40,061
Furniture and equipment	1,103,362	1,103,362
Total Real Property and Equipment and Fixtures	1,143,423	1,143,423
Accumulated depreciation	(1,140,069)	(1,139,574)
Net capitalized costs – Real Property and Equipment and Fixtures	3,354	3,849
Net capitalized costs Total	$5,893,716	$5,774,178

We use the “successful efforts” method to account for our exploration and production activities. Under this method, we accumulate our proportionate share of costs on a well-by-well basis, expense costs of unsuccessful exploratory wells, and capitalize costs of successful wells and development activities. Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves. Production costs are expensed as incurred. We estimate the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts.

NOTE 3 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net Loss	$(819,629)	$(681,951)
Weighted average common shares outstanding – Basic and Diluted	96,600,302	96,600,302
Net Loss per share – Basic and Diluted	$(0.01)	$(0.01)

NOTE 4 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been established to reduce deferred tax assets to the amount expected to be realized. There was no material change in the Company’s income tax position during the three months ended March 31, 2026.

NOTE 5 – ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2026 and 2025, no common stock was issued in lieu of cash payments for salaries and board fees.

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES

We measure our allowance for losses on other receivables under ASC 326. The following table summarizes the activity in the balance of allowance for credit losses on other receivables for the periods indicated:

Balance at December 31, 2024	$2,194,552
Provision for credit loss	13,126
Write-offs charged against the allowance	(25,254)
Balance at March 31, 2025	$2,182,424

Balance at December 31, 2025	$2,302,873
Provision for credit loss	32,906
Write-offs charged against the allowance	(16,184)
Balance at March 31, 2026	$2,319,595

NOTE 7 – RELATED PARTY NOTES PAYABLE

On February 7, 2024, the board of directors approved a debt facility of up to $3 million. On February 9, 2024, Royale Energy, Inc. entered into a Secured Term Loan Note with Walou Investments, LP, a Texas limited partnership under the control of Johnny Jordan, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors. The initial loan to the Company was $1,400,000, received on February 9, 2024. The loan is secured by a deed of trust recorded in Ector County, Texas covering certain oil and gas assets.

On November 1, 2024, the maturity date of the loan was extended from August 1, 2025, to January 1, 2026. Subsequently, on August 29, 2025, the loan was further extended to April 1, 2027, and the Company executed an additional advance of $500,000, increasing the total outstanding principal balance to $1,900,000. Effective September 1, 2025, the interest rate on the outstanding principal was reduced from 18.0% to 15.0% per annum. Except as modified by these amendments, all other original terms and conditions of the Secured Term Loan Note remain in full force and effect. As of March 31, 2026, the outstanding principal balance was $1,900,000.

NOTE 8 – SEGMENT REPORTING

The Company has one reportable segment, which encompasses the ownership and investment in onshore oil and natural gas properties in the United States and turnkey drilling programs. The segment’s revenues are derived from the Company’s interests in the sales of crude oil, natural gas, and NGL production.

The Company’s chief executive officer, chief operating officer, and chief financial officer together function as the chief operating decision maker (“CODM”) and manage the Company’s business activities as a single operating segment. The CODM uses net income (loss), as reported in the condensed consolidated statements of operations, to measure segment profitability, assess performance, and manage strategic capital resource allocations.

The accounting policies of the one reportable segment are identical to those described for the consolidated Company. The significant expense categories regularly provided to and reviewed by the CODM are those presented in the condensed consolidated statements of operations, and the measure of segment assets is reported as “Total assets” on the condensed consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

On August 14, 2026, the Company and Walou Investments, LP executed a Third Amendment to Secured Term Loan Note, effective as of March 31, 2026, which extended the maturity date of the loan from April 1, 2027 to October 1, 2027. The outstanding principal amount of $1,900,000 and the interest rate of 15.0% per annum were unchanged by the Third Amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the SEC, press releases, conferences or otherwise, may be deemed to be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, sources and availability of financing, business strategy and other plans for future operations. While we believe our forward-looking statements are based upon reasonable assumptions, we can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and those described from time to time in our future reports filed with the SEC.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025.

OVERVIEW

Royale is an independent oil and natural gas producer. Royale’s principal lines of business are the production and sale of oil and natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale. Since 1993, Royale has primarily acquired and developed producing and non-producing natural gas properties in California. In December 2018, Royale became the operator of a newly acquired oil and gas property in Texas. The most significant factors affecting our results of operations are (i) changes in oil and natural gas prices, production levels and reserves, (ii) turnkey drilling activities, and (iii) the increase in future costs associated with abandonment of wells.

RESULTS OF OPERATIONS

For the three months ended March 31, 2026 and 2025, we incurred a net loss of $819,629 and $681,951, respectively. The difference was primarily due to a settlement recorded during the period in 2025 of approximately $105,000 from a vendor for an equipment failure during a workover.

During the first three months of 2026, revenues from oil and gas production increased $88,971 or 18.8%, to $563,119 from revenues of $474,148 during the first three months of 2025. This increase was mainly due to higher oil production volumes during the quarter in 2026. The net sales volume of oil and condensate for the three months ended March 31, 2026, was approximately 7,200 barrels with an average price of $72.14 per barrel, versus 5,688 barrels with an average price of $71.99 per barrel for the first three months of 2025. This represents an increase in net sales volume of 1,512 barrels or 26.6%. The higher production volumes were due to wells brought online and our additional interests acquired in existing wells in 2025. The net sales volume of natural gas for the three months ended March 31, 2026, was approximately 34,326 Mcf with an average price of $1.03 per Mcf, versus 22,767 Mcf with an average price of $2.79 per Mcf for the same period in 2025. This represents an increase in net sales volume of 11,559 Mcf or 50.8%.

Oil and natural gas lease operating expenses increased by $216,936 or 118.3%, to $400,281 for the three months ended March 31, 2026, from $183,345 for the same period in 2025. This increase was partially due to a settlement recorded during the period in 2025 of $105,494 with a vendor due to an equipment failure which occurred during a workover. During the first three months of 2026, we also had higher surface use fees and higher outside operated lease operating expenses when compared to the same period in 2025.

The aggregate of supervisory fees and other income was $239 and $13,088 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $12,849 mainly due to higher rental income during the first quarter of 2025.

Depreciation, depletion and amortization expense was $99,561 for the three months ended March 31, 2026, compared to $73,218 for the same period in 2025. The depletion rate is calculated using production as a percentage of reserves. The increase in depletion expense was due to a decrease in expected recoverable reserves which increased the depletion rate.

At March 31, 2026, Royale Energy had a Deferred Drilling Obligation of $14,799,496. During the first three months of 2026, we participated in the drilling of and completion of a well in the Texas Permian basin, and we did not book turnkey gains or losses as we waited for final costs to be determined. At March 31, 2025, Royale Energy had a Deferred Drilling Obligation of $12,032,996. During the first 3 months of 2025, although we participated in the drilling and completion of a well in the Texas Permian basin, we did not book turnkey gains or losses as we waited for final costs to be determined.

General and administrative expenses were $474,055 for the three months ended March 31, 2026, compared to $466,418 for the same period in 2025, a change of $7,637 or 1.6%. For the first three months of 2026, marketing expenses increased $35,619 or 51.6% to $104,654, compared to $69,035 for the first three months of 2025. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated exhibition and travel costs.

Legal and accounting expense decreased to $124,238 for the three-month period in 2026, compared to $245,506 for the same period in 2025, a $121,268 or 49.4% decrease. This decrease was primarily due to lower auditing fees related to the 2025 audit which didn’t conclude until the second quarter 2026.

During the three months ended March 31, 2026 and 2025, we recorded Credit Loss expenses of $32,906 and $13,126, respectively, which arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment (“P&A”) and our period end oil and natural gas reserve values. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful. During the three months ended March 31, 2026 and 2025, we recorded gains on settlement of asset retirement liability of $5,676 and $5,353, respectively, due to quarterly reconciliations of our asset retirement obligation. During the three months ended March 31, 2025, we recorded lease impairments of $27,250 on various lease and land costs in our California natural gas fields where the carrying value exceeded the fair value.

Interest income for the three months ended March 31, 2026 and 2025, was $10,882 and $18,579, respectively. The higher 2025 interest income was due to higher bank balances during the period in 2025. Interest expense for the three months ended March 31, 2026 and 2025, was $140,981 and $97,179, respectively. The higher 2026 interest expense was due to the increase in notes payable, and the commencement of interest on notes related to the 2024 debt restructuring.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2026, we had current assets totaling $10,257,782 and current liabilities totaling $22,653,845, resulting in a $12,396,063 working capital deficit. We had $758,615 in cash and $6,736,325 in restricted cash at March 31, 2026, compared to $1,099,044 in cash and $7,175,950 in restricted cash at December 31, 2025.

At March 31, 2026, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $743,671 compared to $793,608 at December 31, 2025. At March 31, 2026, revenue receivable was $784,531, compared to $694,729 at December 31, 2025, due to higher production volumes and commodity prices during the period in 2026 when compared to the fourth quarter of 2025. At March 31, 2026, our accounts payable and accrued expenses totaled $6,126,592, compared to $6,033,878 at December 31, 2025, which was mainly due to higher drilling and liability accruals during the period in 2026.

We have had recurring operating and net losses and cash used in operations, and the financial statements reflect a working capital deficiency of $12,396,063 and an accumulated deficit of $95,385,998. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interests, and the possible issuance of debt and/or equity. Management has plans to continue to increase revenues by making commitments to participate with industry partners in drilling wells in the Permian basin and will also continue to drill and workover wells in our Texas Jameson field. Although there are no assurances, Management believes that expected increases in revenue together with reduced capital expenditures for drilling will allow the Company to meet its liquidity needs through the remainder of 2026.

Operating Activities. Net cash used by operating activities totaled $1,051,755 and $617,612 for the three months ended March 31, 2026 and 2025, respectively, a $434,143 or 70.3% increase. This increase in cash used was mainly due to increases in other and revenue receivables during the three-month period in 2026 when compared to the same period in 2025.

Investing Activities. Net cash provided by investing activities totaled $274,836 and $569,051 for the three months ended March 31, 2026 and 2025, respectively, a $294,215 or 51.7% decrease. During the three-month period in 2026, we received $522,000 in drilling funds, we also used $200,000 in the acquisition of direct working interests, while our drilling and lease expenditures were approximately $47,000. During the three-month period in 2025, we received $575,000 in drilling funds while our drilling and lease expenditures were approximately $6,000.

Financing Activities. Net cash used in financing activities totaled $3,135 and $2,771 for the three months ended March 31, 2026 and 2025, respectively, and the funds were used for principal payments on our financing lease payments.

Critical Accounting Estimates

Our critical accounting policies are further disclosed in Note 1 to the consolidated financial statements included in our 2025 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of March 31, 2026, our management, including our Chief Executive and Chief Financial Officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective due to the identified material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the review by the CFO and CEO, the material weakness was identified as follows:

●	As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2025, Management identified a material weakness that existed because we lack sufficient financial reporting personnel, proper review controls and proper segregation of duties, including within our financial reporting systems, to produce accurate and complete financial records in accordance with SEC and US GAAP requirements. The material weakness continued to exist as of March 31, 2026. Management is in the process of developing a remediation plan designed to improve its internal control over financial reporting.

Notwithstanding the material weakness described above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: August 28, 2026	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: August 28, 2026	/s/ Ronald Lipnick
Ronald Lipnick, Chief Financial Officer