Form 10-Q
period 2026-06-30
Royale Energy, Inc.
filed 2026-08-31
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,832,913	$1,099,044
Restricted Cash	6,711,325	7,175,950
Other Receivables, net	803,398	793,608
Revenue Receivables	777,590	694,729
Prepaid Expenses and Other Current Assets	924,439	746,862
Deferred Drilling Costs	1,592,894	-
Total Current Assets	13,642,559	10,510,193

Other Assets	576,265	576,265
Right of Use Asset - Operating Leases	89,227	141,417
Oil and Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	6,064,088	5,774,178

Total Assets	$20,372,139	$17,002,053

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2026	December 31, 2025
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$7,315,027	$6,033,878
Royalties Payable	611,833	611,833
RMX Resources, LLC	23,087	23,087
Operating Leases - Current	58,447	102,238
Asset Retirement Obligation - Current	1,012,500	1,012,500
Deferred Drilling Obligations	17,549,496	14,277,496
Total Current Liabilities	26,570,390	22,061,032

Noncurrent Liabilities:
Asset Retirement Obligation	4,348,273	4,065,352
Notes Payable - Non-current	4,257,964	4,121,112
Operating Leases - Non-current	36,220	43,386
Accrued Unpaid Guaranteed Payments	90,000	90,000
Accrued Liabilities - Non-current	12,386	12,386
Total Liabilities	35,315,233	30,393,268

Stockholders’ Deficit:
Common Stock, $0.001 Par Value, 280,000,000 Shares Authorized and 96,600,302 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	96,600	96,600

Additional Paid in Capital	81,159,422	81,078,554

Accumulated Deficit	(96,199,116)	(94,566,369)

Total Stockholders' Deficit	(14,943,094)	(13,391,215)

Total Liabilities, and Stockholders’ Deficit	$20,372,139	$17,002,053

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:
Oil, NGL and Gas Sales	$669,655	$344,354	$1,232,774	$818,502
Supervisory Fees and Other	10,486	2,031	10,725	15,119
Total Revenues	680,141	346,385	1,243,499	833,621

Costs and Expenses:
Oil and Gas Lease Operating	436,420	304,138	836,701	487,483
Severance Taxes	25,845	12,117	48,714	30,159
Depreciation, Depletion and Amortization	110,580	42,262	210,141	115,480
Impairment	-	-	-	27,250
Settlement of Asset Retirement Obligation	(2,456)	(25,559)	(8,132)	(30,912)
Credit Loss Expense	-	-	32,906	13,126
Legal and Accounting	175,019	60,206	299,257	305,712
Marketing	89,228	97,493	193,882	166,528
General and Administrative	527,295	385,628	1,001,350	852,046
Total Costs and Expenses	1,361,931	876,285	2,614,819	1,966,872

Loss From Operations	(681,790)	(529,900)	(1,371,320)	(1,133,251)
Other Income (Expense):
Interest Expense	(142,582)	(97,933)	(283,563)	(195,112)
Interest Income	11,254	19,283	22,136	37,862
Net Loss	(813,118)	(608,550)	(1,632,747)	(1,290,501)

Shares used in computing Basic Net Loss per share	96,600,302	96,600,302	96,600,302	96,600,302
Basic Loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Shares used in computing Diluted Net Loss per share	96,600,302	96,600,302	96,600,302	96,600,302
Diluted Loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,632,747)	$(1,290,501)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	210,141	115,480
Impairment	-	27,250
Credit Loss Expense	32,906	13,126
Settlement of ARO	(8,132)	(30,912)
Cash Settlement on ARO	3,450	-
Accretion of Debt Restructure Notes Payable and Interest	136,852	64,125
Stock Based Compensation	80,868	-
Right of use asset depreciation	8,398	7,163
Changes in assets and liabilities:
Other and Revenue Receivables	(125,557)	601,964
Prepaid Expenses and Other Assets	(177,577)	(120,592)
Accounts Payable and Accrued Expenses	1,298,157	(1,635,014)
Net Cash Used in Operating Activities	(173,241)	(2,247,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(1,622,350)	(16,931)
Proceeds from Turnkey Drilling Programs	3,272,000	1,825,000
Acquisition of producing properties	(200,000)	-
Net Cash Provided by Investing Activities	1,449,650	1,808,069

CASH FLOWS FROM FINANCING ACTIVITIES
Lease Financing Payments	(7,165)	(5,625)
Net Cash Used in Financing Activities	(7,165)	(5,625)

Net Increase (Decrease) in Cash and Cash Equivalents, and Restricted Cash	1,269,244	(445,467)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	8,274,994	7,902,163
Cash, Cash Equivalents, and Restricted Cash at End of Period	$9,544,238	$7,456,696
Cash Paid for Interest	$146,711	$130,987
Cash Paid for Taxes	$11,610	$8,250

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Decrease in Capital Accrued Balance	(17,010)	(8,905)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Common Stock
	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
March 31, 2026 Balance	96,600,302	$96,600	$81,078,554	$(95,385,998)	$(14,210,844)
Stock Based Compensation	-	-	80,868	-	80,868
Net Loss	-	-	-	(813,118)	(813,118)
June 30, 2026 Balance	96,600,302	$96,600	$81,159,422	$(96,199,116)	$(14,943,094)
December 31, 2025 Balance	96,600,302	$96,600	$81,078,554	$(94,566,369)	$(13,391,215)
Stock Based Compensation	-	-	80,868	-	80,868
Net Loss	-	-	-	(1,632,747)	(1,632,747)
June 30, 2026 Balance	96,600,302	$96,600	$81,159,422	$(96,199,116)	$(14,943,094)
March 31, 2025 Balance	96,600,302	$96,600	$81,078,554	$(93,996,640)	$(12,821,486)
Net Loss	-	-	-	(608,550)	(608,550)
June 30, 2025 Balance	96,600,302	$96,600	$81,078,554	$(94,605,190)	$(13,430,036)
December 31, 2024 Balance	96,600,302	$96,600	$81,078,554	$(93,314,689)	$(12,139,535)
Net Loss	-	-	-	(1,290,501)	(1,290,501)
June 30, 2025 Balance	96,600,302	$96,600	$81,078,554	$(94,605,190)	$(13,430,036)

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

The accompanying unaudited consolidated financial statements, which include the accounts of Royale Energy, Inc. (sometimes referred to as the “Company,” “we,” “our,” “us,” “Royale Energy,” or “Royale”), Royale Energy Funds, Inc. (“REF”), and Matrix Oil Management Corporation and its subsidiaries, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim consolidated financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) under Article 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in our audited financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations. Significant intercompany transactions have been eliminated in the consolidation.

The consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or for any other period.

Revision of Previously Issued Financial Statements

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, during the preparation of the 2025 consolidated financial statements we identified immaterial errors in previously issued financial statements, two of which affect the comparative interim periods presented herein: (i) severance taxes were inappropriately netted against Sale of Oil and Gas Revenue within our statement of operations, resulting in an understatement of both Sale of Oil and Gas Revenue and Lease Operating Expense; and (ii) accrued liabilities and accumulated deficit were overstated by $189,000 as a result of an error that occurred prior to 2023, which the Company had corrected during the quarter ended June 30, 2025. The remaining errors identified affected our income tax footnote disclosures and our unaudited supplemental oil and gas disclosures only, and had no effect on the condensed consolidated financial statements presented herein.

We assessed the materiality of the errors, both quantitatively and qualitatively, in accordance with the SEC's Staff Accounting Bulletin No. 99 and Staff Accounting Bulletin No. 108, and concluded the errors were not material to any of our previously issued financial statements. Notwithstanding the results of that assessment, we have revised the applicable items in our previously issued financial statements to correct these misstatements. Accordingly, the comparative amounts presented for the three and six months ended June 30, 2025 have been revised to reflect these corrections. The revision increased both Sale of Oil and Gas Revenue and Lease Operating Expense by the amount of severance taxes incurred in each period, or $12,117 and $30,159 for the three and six months ended June 30, 2025, respectively, with no effect on net loss for those periods. In addition, the $189,000 over accrual previously corrected in the three months ended June 30, 2025 has been reflected in the periods to which it related, decreasing accrued liabilities and accumulated deficit as of December 31, 2024 and increasing the net loss previously reported for the three and six months ended June 30, 2025 by $189,000. The revisions had no impact on our condensed consolidated balance sheet as of December 31, 2025, or on our financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2026.

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

At June 30, 2026, our consolidated financial statements reflect a working capital deficiency of $12,927,831 and an accumulated deficit of $96,199,116. We had a net loss of $1,632,747 for the six months ended June 30, 2026 and $813,118 for the three months ended June 30, 2026. These factors indicate that there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimated quantities of crude oil and condensate, Natural Gas Liquids (“NGLs”) and natural gas reserves are significant estimates that require judgment. All of the reserve data referenced herein are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and condensate, NGLs and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and condensate, NGLs and natural gas reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil and condensate, NGLs and natural gas that are ultimately recovered. See Note 18 – Supplemental Information About Oil and Gas Producing Activities (Unaudited) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, for further detail.

Other items subject to estimates and assumptions include the carrying amounts of accounts receivable, property, plant and equipment, equity method investments, asset retirement obligations, and valuation allowances for deferred tax assets, among others. Although we believe these estimates are accurate, actual results could differ from these estimates.

Revenue Recognition

A significant portion of our revenues is derived from the sale of crude oil, condensate, NGL and natural gas under spot and term agreements with our customers as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Oil & Condensate Sales	$648,453	$293,322	$1,167,892	$705,224
Natural Gas Sales	5,076	50,029	40,400	111,125
NGL Sales	16,126	1,003	24,482	2,153
Total	$669,655	$344,354	$1,232,774	$818,502

The pricing in our hydrocarbon sales agreements is determined using various published benchmarks which are adjusted for negotiated quality and location differentials. As a result, revenue collected under our agreements with customers is highly dependent on the market conditions and may fluctuate considerably as the hydrocarbon market prices rise or fall. Typically, our customers pay us monthly, within a short period of time after we deliver the hydrocarbon products. As such, we do not have any financing element associated with our contracts. We do not have any issues related to returns or refunds, as product specifications are standardized for the industry and are typically measured when transferred to a common carrier or midstream entity, and other contractual mechanisms (e.g., price adjustments) are used when products do not meet those specifications.

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

Crude oil and condensate

For the crude and condensate sales agreements, we satisfy our performance obligations and recognize revenue once customers take control at the designated delivery points, which include pipelines, trucks or vessels.

Natural Gas and NGLs

When selling natural gas and NGLs, we engage midstream entities to process our production stream by separating natural gas from the NGLs. Frequently, these midstream entities also purchase our natural gas and NGLs under the same agreements. In these situations, we determine the performance obligation is complete and satisfied at the tailgate of the processing plant when the natural gas and NGLs become identifiable and measurable products. We determine the plant tailgate is the point in time where control is transferred to midstream entities and they are entitled to the risks and rewards of ownership of the natural gas and NGLs.

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

	June 30, 2026	December 31, 2025
Cash and Cash Equivalents	$2,832,913	$1,099,044
Restricted Cash	6,711,325	7,175,950
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$9,544,238	$8,274,994

Other Receivables, net

Our other receivables consist of receivables from direct working interest investors and industry partners. We account for expected credit losses on receivables using the Current Expected Credit Loss (CECL) methodology. At June 30, 2026 and December 31, 2025, we established an allowance for expected credit losses of $2,319,353 and $2,302,873, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.

Fair Value

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	Quoted prices	Other
	in active	observable	Unobservable
	markets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
Money market funds	$8,325,172	$—	$—	$8,325,172
Total as of June 30, 2026	$8,325,172	$—	$—	$8,325,172
Money market funds	$7,942,085	$—	$—	$7,942,085
Total as of December 31, 2025	$7,942,085	$—	$—	$7,942,085

The following table represents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Money market funds	$8,325,172	$8,325,172	$7,942,085	$7,942,085

The fair value of the Company’s Series 2024 Senior Unsecured Promissory Notes and Walou Note was $2,433,730 and $1,990,563 at June 30, 2026, respectively, and $2,369,158 and $2,032,792, respectively, as of December 31, 2025. Such fair value was determined to be Level 3 due to the use of significant unobservable inputs, including management’s assessment of credit risk and cash flow projections.

The Company has other financial instruments consisting primarily of receivables, payables and other current assets and liabilities. The carrying amounts approximate fair value due to the short maturity of these items.

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

NOTE 2 – OIL AND GAS PROPERTY, REAL PROPERTY, AND EQUIPMENT AND FIXTURES

Oil and gas properties, real property, and equipment and fixtures consist of:

	June 30,	December 31,
	2026	2025
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$7,707,294	$7,229,767
Undeveloped properties	3,246,624	3,237,624
Lease and well equipment	3,298,441	3,298,441
Total Oil and Gas Properties	14,252,359	13,765,832
Accumulated depletion, depreciation & amortization	(8,191,955)	(7,995,503)
Net capitalized costs -Oil and Gas	6,060,404	5,770,329

Real Property and Equipment and Fixtures
Vehicles	40,061	40,061
Furniture and equipment	1,103,362	1,103,362
Total Real Property and Equipment and Fixtures	1,143,423	1,143,423
Accumulated depreciation	(1,139,739)	(1,139,574)
Net capitalized costs – Real Property and Equipment and Fixtures	3,684	3,849
Net capitalized costs - Total	$6,064,088	$5,774,178

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

NOTE 3 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net Loss	$(813,118)	$(813,118)	$(608,550)	$(608,550)
Weighted average common shares outstanding – Basic and Diluted	96,600,302	96,600,302	96,600,302	96,600,302
Net Loss – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	Six Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net Loss	$(1,632,747)	$(1,632,747)	$(1,290,501)	$(1,290,501)
Weighted average common shares outstanding – Basic and Diluted	96,600,302	96,600,302	96,600,302	96,600,302
Net Loss per share – Basic and Diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

For the three and six months ended June 30, 2026, we had dilutive securities of 992,583 and 459,341, respectively. During the three and six month periods in 2026, these securities were not included in the dilutive loss per share, due to their antidilutive nature. There were no antidilutive securities for the three and six months ended June 30, 2025.

NOTE 4 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been established to reduce deferred tax assets to the amount expected to be realized. There was no material change in the Company’s income tax position during the three and six months ended June 30, 2026.

NOTE 5 – ISSUANCE OF COMMON STOCK

During the three and six months ended June 30, 2026 and 2025, no common stock was issued in lieu of cash payments for salaries and board fees.

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES

We measure our allowance for losses on other receivables under ASC 326. The following table summarizes the activity in the balance of allowance for credit losses on other receivables for the periods indicated:

Balance at December 31, 2024	$2,194,552
Provision for credit loss	13,126
Write-offs charged against the allowance	(28,589)
Balance at June 30, 2025	$2,179,089

Balance at December 31, 2025	$2,302,873
Provision for credit loss	32,906
Write-offs charged against the allowance	(16,426)
Balance at June 30, 2026	$2,319,353

NOTE 7 – RELATED PARTY NOTES PAYABLE

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

On November 1, 2024, the maturity date of the loan was extended from August 1, 2025, to January 1, 2026. Subsequently, on August 29, 2025, the loan was further extended to April 1, 2027, and the Company executed an additional advance of $500,000, increasing the total outstanding principal balance to $1,900,000. Effective September 1, 2025, the interest rate on the outstanding principal was reduced from 18.0% to 15.0% per annum. On August 14, 2026, the Company and Walou Investments, LP executed a Third Amendment to Secured Term Loan Note, effective as of March 31, 2026, which further extended the maturity date of the loan from April 1, 2027 to October 1, 2027. The outstanding principal amount of $1,900,000 and the interest rate of 15.0% per annum were unchanged by the Third Amendment. Except as modified by these amendments, all other original terms and conditions of the Secured Term Loan Note remain in full force and effect. See Note 9 – Subsequent Events. As of June 30, 2026, the outstanding principal balance was $1,900,000.

NOTE 8 – SEGMENT REPORTING

The Company has one reportable segment, which encompasses the ownership and investment in onshore oil and natural gas properties in the United States and turnkey drilling programs. The segment's revenues are derived from the Company's interests in the sales of crude oil, natural gas, and NGL production.

The Company's chief executive officer, chief operating officer, and chief financial officer together function as the chief operating decision maker ("CODM") and manage the Company's business activities as a single operating segment. The CODM uses net income (loss), as reported in the condensed consolidated statements of operations, to measure segment profitability, assess performance, and manage strategic capital resource allocations.

The accounting policies of the one reportable segment are identical to those described for the consolidated Company. The significant expense categories regularly provided to and reviewed by the CODM are those presented in the condensed consolidated statements of operations, and the measure of segment assets is reported as "Total assets" on the condensed consolidated balance sheets.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2026 and 2025, we incurred net losses of $1,632,747 and $1,290,501, respectively. For the three months ended June 30, 2026 and 2025, we incurred net losses of $813,118 and $608,550, respectively. These higher losses during the periods in 2026 were mainly due to higher lease operating expenses, increased general and administration expenses, higher interest expenses and lower gains on the settlement of asset retirement obligations.

During the first six months of 2026, revenues from oil and gas production increased $414,272 or 50.6%, to $1,232,774 from revenues of $818,502 during the first six months of 2025. This increase was mainly due to higher oil production volumes and higher oil commodity prices, partially offset by lower realized natural gas prices. The net sales volume of oil and condensate for the six months ended June 30, 2026 was approximately 13,832 barrels with an average price of $84.44 per barrel, versus 10,500 barrels with an average price of $66.80 per barrel for the first six months of 2025. The net sales volume of natural gas for the six months ended June 30, 2026 was approximately 61,036 Mcf with an average price of $0.66 per Mcf, versus 50,801 Mcf with an average price of $2.26 per Mcf for the same period in 2025. For the quarter ended June 30, 2026, revenues from oil and gas production increased $325,301 or 94.5% to $669,655 from the 2025 second quarter revenues of $344,354, mainly due to higher oil production volumes and commodity prices. The net sales volume of oil and condensate for the quarter ended June 30, 2026 was approximately 6,632 barrels with an average price of $97.78 per barrel, versus 4,812 barrels with an average price of $60.67 per barrel for the second quarter of 2025. The net sales volume of natural gas for the quarter ended June 30, 2026 was approximately 26,710 Mcf with an average price of $0.19 per Mcf, versus 28,035 Mcf with an average price of $1.83 per Mcf for the second quarter of 2025.

Oil and natural gas lease operating expenses increased by $349,218 or 71.6%, to $836,701 for the six months ended June 30, 2026, from $487,483 for the same period in 2025. For the second quarter of 2026, lease operating expenses increased $132,282 or 43.5%, to $436,420 from $304,138 for the same quarter in 2025. These increases were mainly due to higher surface use fees, workover costs, and equipment repairs and maintenance during the periods in 2026. The 2025 six-month amount is presented net of the $105,494 settlement received from a vendor for an equipment failure during a workover.

The aggregate of supervisory fees and other income was $10,725 and $15,119 for the six months ended June 30, 2026 and 2025, respectively, and $10,486 and $2,031 for the three months then ended. These differences were mainly due to the timing of the receipt of rental fees during the periods in 2026 and 2025.

Depreciation, depletion and amortization expense was $210,141 for the six months ended June 30, 2026, compared to $115,480 for the same period in 2025, and $110,580 for the second quarter of 2026 compared to $42,262 for the second quarter of 2025. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was due to an increase in oil and gas assets during the third quarter of 2025 due to our purchase of additional interests in existing wells.

At June 30, 2026, Royale Energy had a Deferred Drilling Obligation of $17,549,496, compared to $14,277,496 at December 31, 2025 and $14,799,496 at March 31, 2026. During the first six months of 2026, although we participated in the drilling of two wells in the Texas Permian basin, and we did not book turnkey gains or losses as we waited for the wells to be completed and the final costs to be determined. At June 30, 2025, Royale Energy had a Deferred Drilling Obligation of $13,282,996. During the first six months of 2025, although we participated in the drilling of a well in the Texas Permian basin, we did not book turnkey gains or losses as we waited for the well to be completed and the final costs to be determined.

General and administrative expenses were $1,001,350 for the six months ended June 30, 2026, compared to $852,046 for the same period in 2025, a change of $149,304 or 17.5%. For the second quarter of 2026, general and administrative expenses were $527,295 compared to $385,628 for the second quarter of 2025, an increase of $141,667 or 36.7%. These increases were mainly due to higher employee related compensation expenses. For the first six months of 2026, marketing expenses were $193,882, compared to $166,528 for the first six months of 2025, and $89,228 for the second quarter of 2026 compared to $97,493 for the same quarter in 2025. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated exhibition and travel costs.

Legal and accounting expense was $299,257 for the six-month period in 2026, compared to $305,712 for the same period in 2025, a $6,455 or 2.1% change. For the second quarter of 2026, legal and accounting expense was $175,019 compared to $60,206 for the second quarter of 2025, primarily due to the delay in our 2025 audit and its related fees, which occurred during the second quarter 2026.

During the six months ended June 30, 2026 and 2025, we recorded Credit Loss expenses of $32,906 and $13,126, respectively, which arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our period end oil and natural gas reserve values. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful. During the six months ended June 30, 2026 and 2025, we recorded gains on settlement of asset retirement obligations of $8,132 and $30,912, respectively, due to quarterly reconciliations of our asset retirement obligation and, in 2025, the finalization of the plugging and abandonment of three natural gas sites in California. During the six months ended June 30, 2025, we recorded lease impairments of $27,250 on various lease and land costs in our California natural gas fields where the carrying value exceeded the fair value.

Interest income for the six months ended June 30, 2026 and 2025 was $22,136 and $37,862, respectively. Interest expense for the six months ended June 30, 2026 and 2025 was $283,563 and $195,112, respectively. For the three months ended June 30, 2026 and 2025, interest expense was $142,582 and $97,933, respectively, the higher interest expense in 2026 was due to the higher notes payable balances related to the debt restructuring due to the paid-in-kind agreement.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2026, we had current assets totaling $13,642,559 and current liabilities totaling $26,570,390, resulting in a $12,927,831 working capital deficit. We had $2,832,913 in cash and $6,711,325 in restricted cash at June 30, 2026, compared to $1,099,044 in cash and $7,175,950 in restricted cash at December 31, 2025.

At June 30, 2026, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $803,398 compared to $793,608 at December 31, 2025. At June 30, 2026, revenue receivable was $777,590, compared to $694,729 at December 31, 2025, due to higher commodity prices in the second quarter of 2026. At June 30, 2026, our accounts payable and accrued expenses totaled $7,315,027, compared to $6,033,878 at December 31, 2025, higher due to our participation in the drilling of two Permian basin wells during the period in 2026.

We have had recurring operating and net losses and cash used in operations, and the financial statements reflect a working capital deficiency of $12,927,831 and an accumulated deficit of $96,199,116. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interests, and the possible issuance of debt and/or equity. Management has plans to continue to increase revenues by making commitments to participate with industry partners in drilling wells in the Permian basin and will also continue to drill and workover wells in our Texas Jameson field. Although there are no assurances, Management believes that expected increases in revenue together with reduced capital expenditures for drilling will improve the Company’s liquidity position; however, these plans have not alleviated the substantial doubt about our ability to continue as a going concern for the twelve months following the date these financial statements are issued.

Operating Activities. Net cash used in operating activities totaled $173,241 and $2,247,911 for the six months ended June 30, 2026 and 2025, respectively, a $2,074,670 or 92.3% decrease in cash used. The decrease in cash used was due to increased accounts payable during the six month period in 2026 as we participated in the drilling of two Permian basin wells.

Investing Activities. Net cash provided by investing activities totaled $1,449,650 and $1,808,069 for the six months ended June 30, 2026 and 2025, respectively. During the six-month period in 2026, we received approximately $3.3 million in drilling funds, and our drilling and lease expenditures were approximately $1.6 million, we also used $200,000 in the acquisition of direct working interests. During the six-month period in 2025, we received approximately $1.8 million in drilling funds while our drilling and lease expenditures were approximately $16,900.

Financing Activities. Net cash used in financing activities totaled $7,165 and $5,625 for the six months ended June 30, 2026 and 2025, respectively, and the funds were used for principal payments on our financing lease obligations.

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

As of June 30, 2026, our management, including our Chief Executive and Chief Financial Officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. Based on that evaluation, management concluded our disclosure controls and procedures were not effective due to the identified material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the review by the CFO and CEO, the material weakness was identified as follows:

●

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2025, Management identified a material weakness that existed because we lack sufficient financial reporting personnel, proper review controls and proper segregation of duties, including within our financial reporting systems, to produce accurate and complete financial records in accordance with SEC and US GAAP requirements. The material weakness continued to exist as of June 30, 2026. Management is in the process of developing a remediation plan designed to improve its internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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