Form 10-Q
period 2026-09-30
Royale Energy, Inc.
filed 2026-11-13
CIK 1694617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

At October 30, 2026, a total of 96,600,302 shares of registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,455,707	$1,099,044
Restricted Cash	6,522,950	7,175,950
Other Receivables, net	909,768	793,608
Revenue Receivables	603,575	694,729
Prepaid Expenses and Other Current Assets	921,575	746,862
Deferred Drilling Costs	2,463,161	-
Total Current Assets	12,876,736	10,510,193

Other Assets	576,265	576,265
Right of Use Asset - Operating Leases	63,132	141,417
Oil and Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	5,236,676	5,774,178

Total Assets	$18,752,809	$17,002,053

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2026	December 31, 2025
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$6,191,119	$6,033,878
Royalties Payable	611,833	611,833
RMX Resources, LLC	23,087	23,087
Operating Leases - Current	36,799	102,238
Asset Retirement Obligation - Current	1,012,500	1,012,500
Deferred Drilling Obligations	18,249,496	14,277,496
Total Current Liabilities	26,124,834	22,061,032

Noncurrent Liabilities:
Asset Retirement Obligation	4,114,508	4,065,352
Notes Payable - Non-current	4,328,977	4,121,112
Operating Leases - Non-current	32,228	43,386
Accrued Unpaid Guaranteed Payments	90,000	90,000
Accrued Liabilities - Non-current	12,386	12,386
Total Liabilities	34,702,933	30,393,268

Stockholders’ Deficit:
Common Stock, $0.001 par value, 280,000,000 shares authorized and 96,600,302 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	96,600	96,600

Additional Paid in Capital	81,174,926	81,078,554

Accumulated Deficit	(97,221,650)	(94,566,369)

Total Stockholders’ Deficit	(15,950,124)	(13,391,215)

Total Liabilities and Stockholders’ Deficit	$18,752,809	$17,002,053

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:
Oil, NGL and Gas Sales	$574,231	$608,653	$1,807,005	$1,427,155
Supervisory Fees and Other	201	5,161	10,926	20,280
Total Revenues	574,432	613,814	1,817,931	1,447,435

Costs and Expenses:
Oil and Gas Lease Operating	556,580	360,986	1,393,281	848,469
Severance Taxes	22,252	24,077	70,966	54,236
Depreciation, Depletion and Amortization	90,592	83,496	300,733	198,976
Impairment	-	-	-	27,250
Settlement of Asset Retirement Obligation	-	(9,989)	(8,132)	(40,901)
Credit Loss Expense	94,107	98,432	127,013	111,558
Legal and Accounting	151,726	76,948	450,983	382,660
Marketing	103,613	62,204	297,495	228,732
General and Administrative	445,243	382,957	1,446,593	1,235,003
Total Costs and Expenses	1,464,113	1,079,111	4,078,932	3,045,983

Loss From Operations	(889,681)	(465,297)	(2,261,001)	(1,598,548)
Other Income (Expense):
Interest Expense	(144,027)	(101,088)	(427,590)	(296,200)
Interest Income	11,174	16,092	33,310	53,954
Net Loss	(1,022,534)	(550,293)	(2,655,281)	(1,840,794)

Shares used in computing Basic Net Loss per share	96,600,302	96,600,302	96,600,302	96,600,302
Basic Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Shares used in computing Diluted Net Loss per share	96,600,302	96,600,302	96,600,302	96,600,302
Diluted Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,655,281)	$(1,840,794)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	300,733	198,976
Impairment	-	27,250
Credit Loss Expense	127,013	111,558
Settlement of ARO	(8,132)	(40,901)
Cash Settlement on ARO	5,187	9,199
Accretion of Debt Restructure Notes Payable and Interest	207,865	97,466
Stock Based Compensation	96,372	-
Right of Use Asset Depreciation	12,846	10,817
Changes in assets and liabilities:
Other and Revenue Receivables	(152,019)	284,111
Prepaid Expenses and Other Assets	(174,713)	(92,394)
Accounts Payable and Accrued Expenses	174,251	(1,440,996)
Net Cash Used in Operating Activities	(2,065,878)	(2,675,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(1,991,301)	(1,969,006)
Proceeds from Turnkey Drilling Programs	3,972,000	2,525,000
Acquisition of Producing Properties	(200,000)	-
Net Cash Provided by Investing Activities	1,780,699	555,994

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	-	500,000
Lease Financing Payments	(11,158)	(8,570)
Net Cash (Used in) Provided by Financing Activities	(11,158)	491,430

Net Decrease in Cash and Cash Equivalents, and Restricted Cash	(296,337)	(1,628,284)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	8,274,994	7,902,163
Cash, Cash Equivalents, and Restricted Cash at End of Period	$7,978,657	$6,273,879
Cash Paid for Interest	$219,725	$198,734
Cash Paid for Taxes	$11,610	$9,218

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Decrease in Capital Accrued Balance	$(17,010)	$(7,548)

See notes to unaudited condensed consolidated financial statements.

ROYALE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

	Common Stock
	Number of Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
June 30, 2026 Balance	96,600,302	$96,600	$81,159,422	$(96,199,116)	$(14,943,094)
Stock Based Compensation	-	-	15,504	-	15,504
Net Loss	-	-	-	(1,022,534)	(1,022,534)
September 30, 2026 Balance	96,600,302	96,600	81,174,926	(97,221,650)	(15,950,124)
December 31, 2025 Balance	96,600,302	96,600	81,078,554	(94,566,369)	(13,391,215)
Stock Based Compensation	-	-	96,372	-	96,372
Net Loss	-	-	-	(2,655,281)	(2,655,281)
September 30, 2026 Balance	96,600,302	96,600	81,174,926	(97,221,650)	(15,950,124)
June 30, 2025 Balance	96,600,302	96,600	81,078,554	(94,605,190)	(13,430,036)
Net Loss	-	-	-	(550,293)	(550,293)
September 30, 2025 Balance	96,600,302	96,600	81,078,554	(95,155,483)	(13,980,329)
December 31, 2024 Balance	96,600,302	96,600	81,078,554	(93,314,689)	(12,139,535)
Net Loss	-	-	-	(1,840,794)	(1,840,794)
September 30, 2025 Balance	96,600,302	$96,600	$81,078,554	$(95,155,483)	$(13,980,329)

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

The consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or for any other period.

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

We assessed the materiality of the errors, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99 and Staff Accounting Bulletin No. 108, and concluded the errors were not material to any of our previously issued financial statements. Notwithstanding the results of that assessment, we have revised the applicable items in our previously issued financial statements to correct these misstatements. Accordingly, the comparative amounts presented for the three and nine months ended September 30, 2025 have been revised to reflect these corrections. The revision increased both Sale of Oil and Gas Revenue and Lease Operating Expense by the amount of severance taxes incurred in each period, or $24,077 and $54,236 for the three and nine months ended September 30, 2025, respectively, with no effect on net loss for those periods. In addition, the $189,000 over accrual previously corrected in the three months ended June 30, 2025 has been reflected in the periods to which it related, decreasing accrued liabilities and accumulated deficit as of December 31, 2024 and increasing the net loss previously reported for the nine months ended September 30, 2025 by $189,000, with no effect on the three months ended September 30, 2025. The revisions had no impact on our condensed consolidated balance sheet as of December 31, 2025, or on our financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2026.

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

At September 30, 2026, our consolidated financial statements reflect a working capital deficiency of $13,248,098 and an accumulated deficit of $97,221,650. We had a net loss of $1,022,534 for the three months ended September 30, 2026 and $2,655,281 for the nine months ended September 30, 2026. These factors indicate that there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Revenue Recognition

A significant portion of our revenues is derived from the sale of crude oil, condensate, NGL and natural gas under spot and term agreements with our customers as follows:
	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Oil & Condensate Sales	$518,418	$534,005	$1,686,310	$1,235,430
Natural Gas Sales	44,846	74,043	85,246	188,967
NGL Sales	10,967	605	35,449	2,758
Total	$574,231	$608,653	$1,807,005	$1,427,155

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

The amounts due to midstream entities for gathering and processing services are recognized as shipping and handling cost and included as lease operating expense in our consolidated statements of operations, since we make those payments in exchange for distinct services with the exception of natural gas sold to PG&E where transportation cost is netted directly against revenues. Under some of our natural gas processing agreements, we have an option to take the processed natural gas and NGLs in-kind and sell to customers other than the processing company. In those circumstances, our performance obligations are complete after delivering the processed hydrocarbons to the customer at the designated delivery points, which may be the tailgate of the processing plant or an alternative delivery point requested by the customer.

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
	September 30, 2026	December 31, 2025
Cash and Cash Equivalents	$1,455,707	$1,099,044
Restricted Cash	6,522,950	7,175,950
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$7,978,657	$8,274,994

Other Receivables, net

Our other receivables consist of receivables from direct working interest investors and industry partners. We account for expected credit losses on receivables using the Current Expected Credit Loss (CECL) methodology. At September 30, 2026 and December 31, 2025, we established an allowance for expected credit losses of $2,412,648 and $2,302,873, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.

Fair Value

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.
	Quoted prices	Other
	in active	observable	Unobservable
	markets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
Money market funds	$7,508,875	$-	$-	$7,508,875
Total as of September 30, 2026	$7,508,875	$-	$-	$7,508,875
Money market funds	$7,942,085	$—	$—	$7,942,085
Total as of December 31, 2025	$7,942,085	$—	$—	$7,942,085

The following table represents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2026 and December 31, 2025.
	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Money market funds	$7,508,875	$7,508,875	$7,942,085	$7,942,085

The fair value of the Company’s Series 2024 Senior Unsecured Promissory Notes and Walou Note was $2,467,961 and $1,974,621 at September 30, 2026, respectively, and $2,369,158 and $2,032,792, respectively, as of December 31, 2025. Such fair value was determined to be Level 3 due to the use of significant unobservable inputs, including management’s assessment of credit risk and cash flow projections.

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

NOTE 2 – OIL AND GAS PROPERTIES, REAL PROPERTY, AND EQUIPMENT AND FIXTURES

Oil and gas properties, real property, and equipment and fixtures consist of:

	September 30, 2026	December 31, 2025
	(Unaudited)
Oil and Gas
Producing properties, including drilling costs	$7,473,416	$7,229,767
Undeveloped properties	2,743,568	3,237,624
Lease and well equipment	3,298,441	3,298,441
Total oil and gas properties	13,515,425	13,765,832
Accumulated depletion, depreciation & amortization	(8,282,433)	(7,995,503)
Net capitalized costs - Oil and Gas	5,232,992	5,770,329

Real Property and Equipment and Fixtures
Vehicles	40,061	40,061
Furniture and equipment	1,103,362	1,103,362
Total real property and equipment and fixtures	1,143,423	1,143,423
Accumulated depreciation	(1,139,739)	(1,139,574)
Net capitalized costs - Real Property and Equipment and Fixtures	3,684	3,849
Net capitalized costs Total	$5,236,676	$5,774,178

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

NOTE 3 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net Loss	$(1,022,534)	$(1,022,534)	$(550,293)	$(550,293)
Weighted average common shares outstanding – Basic and Diluted	96,600,302	96,600,302	96,600,302	96,600,302
Net Loss – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	Nine Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net Loss	$(2,655,281)	$(2,655,281)	$(1,840,794)	$(1,840,794)
Weighted average common shares outstanding – Basic and Diluted	96,600,302	96,600,302	96,600,302	96,600,302
Net Loss per share – Basic and Diluted	$(0.03)	$(0.03)	$(0.02)	$(0.02)

For the three and nine months ended September 30, 2026, we had potentially dilutive securities of 299,342 and 677,512, respectively. During the three and nine month periods in 2026, these securities were not included in the dilutive loss per share, due to their antidilutive nature. There were no antidilutive securities for the three and nine months ended September 30, 2025.

NOTE 4 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been established to reduce deferred tax assets to the amount expected to be realized. There was no material change in the Company’s income tax position during the three and nine months ended September 30, 2026.

NOTE 5 – ISSUANCE OF COMMON STOCK

During the three and nine months ended September 30, 2026 and 2025, no common stock was issued in lieu of cash payments for salaries and board fees. During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense related to outstanding stock options of $15,504 and $96,372, respectively. No stock options vested during the three months ended September 30, 2026.

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES

We measure our allowance for losses on other receivables under ASC 326. The following table summarizes the activity in the balance of allowance for credit losses on other receivables for the periods indicated:

Balance at December 31, 2024	$2,194,552
Provision for credit loss	111,558
Write-offs charged against the allowance	(28,924)
Balance at September 30, 2025	$2,277,186

Balance at December 31, 2025	$2,302,873
Provision for credit loss	127,013
Write-offs charged against the allowance	(17,238)
Balance at September 30, 2026	$2,412,648

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

On November 1, 2024, the maturity date of the loan was extended from August 1, 2025, to January 1, 2026. Subsequently, on August 29, 2025, the loan was further extended to April 1, 2027, and the Company executed an additional advance of $500,000, increasing the total outstanding principal balance to $1,900,000. Effective September 1, 2025, the interest rate on the outstanding principal was reduced from 18.0% to 15.0% per annum. On August 14, 2026, the Company and Walou Investments, LP executed a Third Amendment to Secured Term Loan Note, which further extended the maturity date of the loan from April 1, 2027 to October 1, 2027. The outstanding principal amount of $1,900,000 and the interest rate of 15.0% per annum were unchanged by the Third Amendment. Except as modified by these amendments, all other original terms and conditions of the Secured Term Loan Note remain in full force and effect. As of September 30, 2026, the outstanding principal balance was $1,900,000.

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

None

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2026 and 2025, we incurred net losses of $2,655,281 and $1,840,794, respectively. For the three months ended September 30, 2026 and 2025, we incurred net losses of $1,022,534 and $550,293, respectively. These higher losses during the periods in 2026 were mainly due to higher lease operating expenses, increased general and administrative expenses, and higher interest expenses.

During the first nine months of 2026, revenues from oil and gas production increased $379,850 or 26.6%, to $1,807,005 from revenues of $1,427,155 during the first nine months of 2025. This increase was mainly due to higher oil production volumes and higher oil commodity prices, partially offset by lower realized natural gas prices. The net sales volume of oil and condensate for the nine months ended September 30, 2026 was approximately 20,283 barrels with an average price of $83.14 per barrel, versus 18,592 barrels with an average price of $66.45 per barrel for the first nine months of 2025. The net sales volume of natural gas for the nine months ended September 30, 2026 was approximately 83,341 Mcf with an average price of $1.02 per Mcf, versus 84,898 Mcf with an average price of $2.23 per Mcf for the same period in 2025. For the quarter ended September 30, 2026, revenues from oil and gas production decreased $34,422 or 5.7% to $574,231 from the 2025 third quarter revenues of $608,653, mainly due to lower oil and natural gas production volumes, partially offset by higher oil prices. The net sales volume of oil and condensate for the quarter ended September 30, 2026 was approximately 6,451 barrels with an average price of $80.36 per barrel, versus 8,092 barrels with an average price of $65.99 per barrel for the third quarter of 2025. The net sales volume of natural gas for the quarter ended September 30, 2026 was approximately 22,305 Mcf with an average price of $2.01 per Mcf, versus 34,096 Mcf with an average price of $2.17 per Mcf for the third quarter of 2025.

Oil and natural gas lease operating expenses increased by $544,812 or 64.2%, to $1,393,281 for the nine months ended September 30, 2026, from $848,469 for the same period in 2025. For the third quarter of 2026, lease operating expenses increased $195,594 or 54.2%, to $556,580 from $360,986 for the same quarter in 2025. These increases were mainly due to higher surface use fees, workover costs, and equipment repairs and maintenance during the periods in 2026. The 2025 nine month amount is presented net of the $105,494 settlement received from a vendor for an equipment failure during a workover.

The aggregate of supervisory fees and other income was $10,926 and $20,280 for the nine months ended September 30, 2026 and 2025, respectively, and $201 and $5,161 for the three months then ended. These differences were mainly due to the timing of the receipt of rental fees during the periods in 2026 and 2025.

Depreciation, depletion and amortization expense was $300,733 for the nine months ended September 30, 2026, compared to $198,976 for the same period in 2025, and $90,592 for the third quarter of 2026 compared to $83,496 for the third quarter of 2025. The depletion rate is calculated using production as a percentage of reserves. The increase in depreciation, depletion and amortization expense was due to a decrease in expected recoverable reserves which increased the depletion rate.

At September 30, 2026, Royale Energy had a Deferred Drilling Obligation of $18,249,496, compared to $14,277,496 at December 31, 2025 and $17,549,496 at June 30, 2026. During the first nine months of 2026, although we participated in the drilling of three wells in the Texas Permian basin, we did not book turnkey gains or losses as we are waiting for the wells to be completed and the final costs to be determined. At September 30, 2025, Royale Energy had a Deferred Drilling Obligation of $13,982,996. During the first nine months of 2025, although we participated in the drilling of a well in the Texas Permian basin, we did not book turnkey gains or losses as we waited for the well to be completed and the final costs to be determined.

General and administrative expenses were $1,446,593 for the nine months ended September 30, 2026, compared to $1,235,003 for the same period in 2025, an increase of $211,590 or 17.1%. For the third quarter of 2026, general and administrative expenses were $445,243 compared to $382,957 for the third quarter of 2025, an increase of $62,286 or 16.3%. These increases were mainly due to higher employee related compensation expenses, including stock-based compensation of $96,372 and $15,504 for the nine and three months ended September 30, 2026, respectively, with no comparable expense in 2025. For the first nine months of 2026, marketing expenses were $297,495, compared to $228,732 for the first nine months of 2025, and $103,613 for the third quarter of 2026 compared to $62,204 for the same quarter in 2025. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated exhibition and travel costs.

Legal and accounting expense was $450,983 for the nine month period in 2026, compared to $382,660 for the same period in 2025, a $68,323 or 17.9% change. For the third quarter of 2026, legal and accounting expense was $151,726 compared to $76,948 for the third quarter of 2025, primarily due to the delays in our 2025 audit and first and second quarter reviews and their related fees, which occurred during the second and third quarters of 2026.

During the nine months ended September 30, 2026 and 2025, we recorded Credit Loss expenses of $127,013 and $111,558, respectively, which arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our period end oil and natural gas reserve values. We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful. During the nine months ended September 30, 2026 and 2025, we recorded gains on settlement of asset retirement obligations of $8,132 and $40,901, respectively, due to quarterly reconciliations of our asset retirement obligation and, in 2025, the finalization of the plugging and abandonment of three natural gas sites in California. During the nine months ended September 30, 2025, we recorded lease impairments of $27,250 on various lease and land costs in our California natural gas fields where the carrying value exceeded the fair value.

Interest income for the nine months ended September 30, 2026 and 2025 was $33,310 and $53,954, respectively. Interest expense for the nine months ended September 30, 2026 and 2025 was $427,590 and $296,200, respectively. For the three months ended September 30, 2026 and 2025, interest expense was $144,027 and $101,088, respectively. The higher interest expense in 2026 was due to the higher notes payable balances related to the debt restructuring due to the paid-in-kind agreement.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2026, we had current assets totaling $12,876,736 and current liabilities totaling $26,124,834, resulting in a $13,248,098 working capital deficit. We had $1,455,707 in cash and $6,522,950 in restricted cash at September 30, 2026, compared to $1,099,044 in cash and $7,175,950 in restricted cash at December 31, 2025.

At September 30, 2026, our other receivables, which consist of joint interest billing receivables from direct working interest investors and industry partners, totaled $909,768 compared to $793,608 at December 31, 2025, mainly due to joint interest billings on a non-operated well brought online during the quarter. At September 30, 2026, revenue receivable was $603,575, compared to $694,729 at December 31, 2025, due to the timing of revenue receipts during the third quarter 2026 when compared to the year-end 2025. At September 30, 2026, our accounts payable and accrued expenses totaled $6,191,119, compared to $6,033,878 at December 31, 2025, higher due to our participation in the drilling of two Permian basin wells during the period in 2026.

We have had recurring operating and net losses and cash used in operations, and the financial statements reflect a working capital deficiency of $13,248,098 and an accumulated deficit of $97,221,650. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our primary sources of liquidity will be from the sale of oil and gas in the course of normal operations, the sale of oil and gas property, sales of participation interests, and the possible issuance of debt and/or equity. Management has plans to continue to increase revenues by making commitments to participate with industry partners in drilling wells in the Permian basin and will also continue to drill and workover wells in our Texas Jameson field. Although there are no assurances, Management believes that expected increases in revenue together with reduced capital expenditures for drilling will improve the Company’s liquidity position; however, these plans have not alleviated the substantial doubt about our ability to continue as a going concern for the twelve months following the date these financial statements are issued.

Operating Activities. Net cash used in operating activities totaled $2,065,878 and $2,675,708 for the nine months ended September 30, 2026 and 2025, respectively, a $619,029 or 23% decrease in cash used. The decrease in cash used was due to increased accounts payable during the nine month period in 2026 as we participated in the drilling of wells in the Permian basin.

Investing Activities. Net cash provided by investing activities totaled $1,780,699 and $555,994 for the nine months ended September 30, 2026 and 2025, respectively. During the nine month period in 2026, we received approximately $4.0 million in drilling funds, and our drilling and lease expenditures were approximately $2.0 million, we also used $200,000 in the acquisition of direct working interests. During the nine month period in 2025, we received approximately $2.5 million in drilling funds while our drilling and lease expenditures were approximately $2.0 million.

Financing Activities. Net cash used in financing activities totaled $11,158 for the nine months ended September 30, 2026. Net cash provided by financing activities totaled $491,430 for the nine months ended September 30, 2025. During the nine month period in 2026, the funds were used for principal payments on our financing lease obligations. During the nine month period in 2025, we received $500,000 from the additional advance under the Walou Secured Term Loan Note discussed in Note 7. During the period 2025 $8,570 was also used for principal payments on our financing lease obligations.

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

As of September 30, 2026, our management, including our Chief Executive and Chief Financial Officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. Based on that evaluation, management concluded our disclosure controls and procedures were not effective due to the identified material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the review by the CFO and CEO, the material weakness was identified as follows:

●	As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2025, Management identified a material weakness that existed because we lack sufficient financial reporting personnel, proper review controls and proper segregation of duties, including within our financial reporting systems, to produce accurate and complete financial records in accordance with SEC and US GAAP requirements. The material weakness continued to exist as of September 30, 2026. Management is in the process of developing a remediation plan designed to improve its internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: November 13, 2026	/s/ Johnny Jordan
Johnny Jordan, Chief Executive Officer

Date: November 13, 2026	/s/ Ronald Lipnick
Ronald Lipnick, Chief Financial Officer